Form 10-K
period 1996-12-31
CHASE FUNDING INC
filed 1997-03-31
CIK 825309

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For the fiscal year                                 33-68724
ended December 31, 1996                       Commission File Number


  Chase Funding, Inc. (formerly known as "Chemical Mortgage Securities, Inc.")
             (Issuer in respect of Multi-Class Mortgage Pass-Through
                          Certificates, Series 1996-1)
             (Exact name of registrant as specified in its charter)


        New York                                  13-3436103
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


                                 270 Park Avenue
                            New York, New York 10017
                           Telephone: (212) 834-5316
                    (Address of principal executive offices)
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act: None. Securities registered pursuant to Section 12(g) of the Act: None

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes: X No:

All of the Registrant's voting stock is held by The Chase Manhattan Corporation. None of the Registrant's voting stock is held by non-affiliates.

Registrant has not been involved in bankruptcy proceedings during the preceding five years.

               This Annual Report on Form 10-K is filed in accordance with a letter dated May 24, 1988 issued by the Office of Chief Counsel, Division of Corporation Finance of the Securities and Exchange Commission (the "Division") stating that the Division will raise no objection if Chase Funding, Inc. (formerly known as "Chemical Mortgage Securities, Inc. (the "Registrant") files reports pursuant to Section 15(d), 13 and 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in the manner described in a letter dated April 7, 1988, submitted to the Office of Chief Counsel on behalf of the Registrant. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.

              The Registrant's Multi-Class Mortgage Pass-Through Certificates, Series 1996-1 (the "Certificates"), represent the entire beneficial ownership interest in a trust fund (the "Trust Fund") consisting, among other things, of a segregated pool of conventional one- to four-family fixed rate first-lien mortgage loans (the "Mortgage Loans").


                                     PART I

Item 1.         Business.

                Omitted.

Item 2.         Properties.

          Information regarding the mortgaged properties is included in the Annual Statement of Compliance filed under Item 14 hereof. The Issuer will file the report of its independent public accountants with respect to the servicing of the Certificates on Form 8-K when received.



Item 3.         Legal Proceedings.

                The registrant knows of no material pending legal proceedings with respect to the Trust Fund, involving the Trust Fund, The First National Bank of Chicago (the "Trustee"), Chemical Residential Mortgage Corporation
(the "Master Servicer").

Item 4.         Submission of Matters to a Vote of Security Holders.

                No matter was submitted to a vote of Certificateholders during the fiscal year covered by this report.


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         To the knowledge of the registrant, the Certificates are traded in the over-the-counter market to a limited extent.

         The records of the Trust indicate that as of December 31, 1996, there were six Certificateholders of record.

Item 6.         Selected Financial Data.

                Omitted.

Item 7.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations.

                Omitted.

Item 8.         Financial Statements and Supplementary Data.

                Omitted.

Item 9.         Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.

                None.

                                    PART III


Item 10.        Directors and Executive Officers of the Registrant.

                Omitted.

Item 11.        Executive Compensation.

                Omitted.

Item 12.        Security Ownership of Certain Beneficial Owners and
                Management.

                As of December 31, 1996, the numbers of Certificateholders of record holding more than 5% of each class of the Series 1996-1 Certificates were as follows:

                     class              number of 5% holders
                     -----              --------------------

                     A-1                          1
                     A-2                          2
                     A-3                          1
                     A-4                          1
                     A-5                          1
                     A-6                          1
                     A-7                          3
                     A-8                          1
                     A-9                          1
                     A-R                          1
                     A-RL                         1
                     B-1                          1
                     B-3                          1
                     B-4                          1
                     B-5                          1
                     B-6                          1


Item 13.        Certain Relationships and Related Transactions.

                Omitted.
                                     PART IV

Item 14.        Exhibits, Financial Statement Schedules, and
                Reports of Form 8-K.


                (a) The following documents are filed as part of this Annual Report on Form 10-K: NONE.


         (b), (c), (d) Omitted.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  March 31, 1997


                               CHASE FUNDING, INC.



                               By:     /s/ Luke S. Hayden
                               Name:   Luke S. Hayden
                               Title:  Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 31, 1997           By:    /s/ Luke S. Hayden
                                Name:  Luke S. Hayden
                                Title: (Chairman), Director
                                       (Chief Executive Officer)



Date:  March 31, 1997           By:    /s/ Samuel H. Cooper
                                Name:  Samuel H. Cooper
                                Title: Director (President and Chief
                                       Operating Officer)


Date:  March 31, 1997            By:     /s/ Douglas A. Potolsky
                                 Name:   Douglas A. Potolsky
                                 Title:  Director


Date:  March 31, 1997            By:     /s/ Stephen Fortunato
                                 Name:   Stephen Fortunato
                                 Title:  Treasurer (Chief Financial Officer)


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Certificateholders during the period covered by this Annual Report on Form 10-K and the registrant does not intend to furnish such materials to Certificateholders subsequent to the filing of this report.