Form 10-K
period 1998-12-31
CHASE FUNDING INC; CHASE MANHATTAN BANK USA
filed 1999-03-31
CIK 825309, 869090

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                      ____________________

                           FORM 10-K
                 FOR ANNUAL AND TRANSITION REPORTS
               PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

(Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1998
                           or
     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934


               Commission file number: 333-64131
               ----------------------  --------


                          CHASE FUNDING, INC.
(Issuer in respect of Chase Funding Mortgage Loan Asset-Backed Certificates
                             Series 1998-2)
                         (the "Certificates")
                        ----------------------
            (Exact name of Registrant as specified in its charter)



           New York                                13-3436103
  -----------------------------------     ---------------------------------
  (State or other jurisdiction of                  (I.R.S. Employer
  incorporation)                                   Identification No.

           343 Thornall Street
           Edison, New Jersey                               10043
  -----------------------------------     -------------------------------
  Address of principal executive                           (Zip Code)
  offices)

Registrant's telephone number, including area code:  (732) 205-0600

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act:   NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes: X No: ___

     Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. NOT APPLICABLE

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405). NOT APPLICABLE.

     This Annual Report is filed pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, in the manner described in a "no-action" letter issued by the Office of Chief Counsel issued to Chase Funding, Inc. (formerly known as Chemical Mortgage Securities, Inc.) dated May 24, 1988 (the "Exemption Order"). Accordingly, responses to certain items have been omitted from or modified in this Annual Report.

     The Mortgage Loan Asset-Backed Certificates, Series 1998-2, (the "Certificates"), represents the entire beneficial ownership interest in a trust fund (the "Trust Fund") consisting, among other things, of a segregated pool of subprime one- to four-family first-lien mortgage loans (the "Mortgage Loans").

PART I

Item 1.           Business.

                  Omitted.

Item 2.           Properties.

                  No information will be provided with respect to Item 2 as the Certificates first Distribution Date occurred in January 1999.

Item 3.           Legal Proceedings.

                  The registrant knows of no material pending legal proceedings with respect to the Trust Fund, involving the registrant, Trust Fund, Citibank N.A. (the "Trustee") and Chase Manhattan Mortgage Corporation (the "Seller and Master Servicer"), Advanta Mortgage Corp. USA (the "Subservicer"), other than ordinary routine litigation incidental to duties of the registrant, Trustee, Seller or the Subservicer under the pooling and servicing agreement for Series 1998-2.


Item 4.           Submission of Matters to a Vote of Security Holders.

                  No matter was submitted to a vote of Certificateholders during the fiscal year covered by this report.

PART II


Item 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters.

                  (a) 1. There is no established public market for the certificates.

                      2. As of December 31, 1998, there was 11 holders of record of the Certificates of the Trust.

                  (b) To the  knowledge  of the  registrant,  there  are no
                      reported high and low bid quotations for any of the Certificates.

Item 6.           Selected Financial Data.

                  Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                   Omitted

Item 8.           Financial Statements and Supplementary Data.

                 No information will be provided with respect to Item 8 as the Certificates first Distribution Date occurred in January 1999.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  None.

PART III


Item 10. Directors and Executive Officers of the Registrant.

                  Omitted.

Item 11. Executive Compensation.

                  Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         As of December 31, 1998, there were the following holders of record with more than 5% of each class of Series 1998-2:

Title of Class Name and Address of      Original Certificate          % Class
               Holders or Record        Principal Balance

Class IA-1    Cede & Co.                $65,000,000                   100%
              55 Water Street
              New York, NY 10005

Class IA-2    Cede & Co.                $19,000,000                   100%
              55 Water Street
              New York, NY 10005

Class IA-3    Cede & Co.                $36,000,000                   100%
              55 Water Street
              New York, NY 10005

Class IA-4    Cede & Co.                $18,000,000                   100%
              55 Water Street
              New York, NY 10005

Class IA-5    Cede & Co.                $18,925,000                   100%
              55 Water Street
              New York, NY 10005

Class IA-6    Cede & Co.                $17,400,000                   100%
              55 Water Street
              New York, NY 10005

Class IM-1    Cede & Co.                $8,075,000                    100%
              55 Water Street
              New York, NY 10005

Class IM-2    Cede & Co.                $4,750,000                    100%
              55 Water Street
              New York, NY 10005

Class IB      Cede & Co.                $2,850,000                    100%
              55 Water Street
              New York, NY 10005

Class IIA-1   Cede & Co.                $288,750,000                  100%
              55 Water Street
              New York, NY 10005

Class IIA-2   Cede & Co.                $96,250,000                   100%
              55 Water Street
              New York, NY 10005



Item 13. Certain Relationships and Related Transactions.

                  Omitted.

PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports of Form 8-K.

                  (a)      None.

                  (b)      Reports on Form 8-K during the last quarter of the
                            prior calendar year.

                           Reports on Form 8-K dated as of December 7, 1999, December 8, 1999 and December 21, 1999 in response to Item 5 (other events) of Form 8-K were filed with respect to certain computational materials and collateral information.

                  (c), (d) Omitted.


    SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               CHASE FUNDING, INC.                     (Registrant)


               By: /s/Luke S. Hayden
                 Name: Luke S. Hayden
                 Title: Chief Executive Officer


Date:            March 30, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:    March 30, 1999                    By:     /s/ Luke S. Hayden
                                           Name:   Luke S. Hayden
                                           Title:  (Chairman)
                                                   Chief Executive Officer



Date:    March 30, 1999                    By:     /s/ Samuel H. Cooper
                                           Name:   Samuel H. Cooper
                                           Title:  (Director)
                                                   President



Date:    March 30, 1999                    By:     /s/ Michael D. Katz
                                           Name:   Michael D. Katz
                                           Title:  Director



Date:    March 30, 1999                    By:     /s/ Douglas A. Potolsky
                                           Name:   Douglas A. Potolsky
                                           Title:  Director



Date:    March 30,1999                     By:     /s/ Matthew T. Whalen
                                           Name:   Matthew T. Whalen
                                           Title:  Director


Date:    March 30, 1999                    By:     /s/ Stephen Fortunato
                                           Name:   Stephen Fortunato
                                           Title:  Treasurer
                                                   (Chief Financial Officer)

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