Form 10-K
period 1999-12-31
CHASE FUNDING INC
filed 2000-03-29
CIK 825309

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
        -----------------------------------------------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1999
                           or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 333-64131
                 -----------------------------------------------

                               CHASE FUNDING, INC.
   (Issuer in respect of Chase Funding Mortgage Loan Asset-Backed Certificates
         Series 1999-1, Series 1999-2, Series 1999-3 and Series 1999-4)
                              (the "Certificates")
                             ----------------------
             (Exact name of Registrant as specified in its charter)



                     New York                        13-3436103
          --------------------------------    --------------------------
          (State or other jurisdiction of     (I.R.S. Employer
          incorporation)                      Identification No.

                343 Thornall Street
                Edison, New Jersey                     10043
          --------------------------------    --------------------------
          (Address of principal executive            (Zip Code)
          offices)

Registrant's telephone number, including area code:  (732) 205-0600

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
                                              ----         ----
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. NOT APPLICABLE.

         State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405). NOT APPLICABLE.

         This Annual Report on Form 10-K is filed pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, in the manner described in a "no-action" letter issued by the Office of Chief Counsel issued to Chase Funding, Inc. (formerly known as Chemical Mortgage Securities, Inc.) dated May 24, 1988 (the "Exemption Order"). Accordingly, responses to certain items have been omitted from or modified in this Annual Report.

         The Mortgage Loan Asset-Backed Certificates, Series 1999-1, Series 1999-2, Series 1999-3 and Series 1999-4, (each a "Series"), each represent the entire beneficial ownership interest in a trust fund (the "Trust Fund") consisting, among other things, of a segregated pool of subprime one- to four-family first-lien mortgage loans (the "Mortgage Loans").

                                     PART I

Item 1.           Business.

         Omitted.

Item 2.           Properties.

         Information regarding the mortgaged properties will be included in the Accountant's Statements and Annual Statement of Compliance filed under Item 14 hereof, as discussed in Item 14.

Item 3.           Legal Proceedings.

         The registrant knows of no material pending legal proceedings with respect to the Trust Fund for any Series, involving the registrant, Trust Fund, Citibank N.A. (the "Trustee") and Chase Manhattan Mortgage Corporation (the "Seller and Master Servicer"), Advanta Mortgage Corp. USA (the "Subservicer"), other than ordinary routine litigation incidental to duties of the registrant, Trustee, Seller or the Subservicer under the applicable pooling and servicing agreement for Series 1999-1, Series 1999-2, Series 1999-3 and Series 1999-4.

Item 4.           Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of Certificateholders for any Series during the fiscal year covered by this report.

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters.

         (a)      (1)      To the knowledge of the Registrant, there is no
                           established public market for the Certificates of any Series

                  (2) To the knowledge of the Registrant, there are no reported high and low bid quotations for any of the Certificates.

         (b) The records of the Registrant indicate that as of December 31, 1999, the following Series had the following number of holders of record:

                           Series 1999-1: 45
                           Series 1999-2: 35
                           Series 1999-3: 29
                           Series 1999-4: 35


Item 6.          Selected Financial Data.

         Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Omitted.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Item 8.           Financial Statements and Supplementary Data.

         Omitted.

Item-9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.

         Omitted.

Item 11.          Executive Compensation.

         Omitted.

Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management.

         As of December 31, 1999, there were the following holders of record with more than 5% of each class of series:

--------------------------------------------------------------------------------------------------
Chase Funding, Inc.       Name & Address of Participant       Original Certificate  % of Class
                                                              Principal Balance
--------------------------------------------------------------------------------------------------
Series 1999-1
--------------------------------------------------------------------------------------------------
Class IA-1                Bankers Trust Company                    7,105,000        12.55%
                          c/o BT Services Tennessee Inc.
                          648 Grassmere Park Drive
                          Nashville, TN  37211
--------------------------------------------------------------------------------------------------
                          Boston Safe Deposit & Trust Company      6,855,000        12.11%
                          c/o Mellon Bank N.A.
                          Three Mellon Bank Center
                          Room 153-3015
                          Pittsburgh, PA  15259
--------------------------------------------------------------------------------------------------
                          Northern Trust Company (THE)            13,660,000        24.13%
                          801 S. Canal C-IN
                          Chicago, IL  60607
--------------------------------------------------------------------------------------------------
                          State Street Bank & Trust Company       21,400,000        37.81%
                          1776 Heritage Drive
                          Global Corporate Action Unit
                          JAB 5NW
                          No. Quincy, MA  02171
--------------------------------------------------------------------------------------------------
Class IA-2                Bank of New York (THE)                  14,750,000        61.97%
                          925 Patterson Plank Road
                          Secaucus, NJ  07094
--------------------------------------------------------------------------------------------------
                          Chase Securities Inc.                    1,500,000         6.30%
                          55 Water Street, Room 434
                          New York, NY  10041
--------------------------------------------------------------------------------------------------
                          Northern Trust Company (THE)             2,025,000         8.51%
                          801 S. Canal C-IN
                          Chicago, IL  60607
--------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------
                          Wachovia Bank, N.A.                      1,500,000         6.30%
                          100 N. Main Street, NC 37121
                          Winston-Salem, NC  27150
--------------------------------------------------------------------------------------------------
Class IA-3                Bank of New York (THE)                  12,900,000       100.00%
                          925 Patterson Plank Road
                          Secaucus, NJ  07094
--------------------------------------------------------------------------------------------------
Class IA-4                Chase Manhattan Bank                     5,000,000       414.67%
                          5 New York Plaza, 13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
                          Citibank/Private Banking Division        4,000,000        33.33%
                          1309 N. Ward Street, 2nd Floor
                          Tampa, FL  33607
--------------------------------------------------------------------------------------------------
                          Northern Trust Company (THE)             3,000,000        25.00%
                          801 S. Canal C-IN
                          Chicago, IL  60607
--------------------------------------------------------------------------------------------------
Class IA-5                Boston Safe Deposit & Trust Company      2,000,000        15.38%
                          c/o Mellon Bank N.A.
                          Three Mellon Bank Center
                          Room 153-3015
                          Pittsburgh,  PA  15259
--------------------------------------------------------------------------------------------------
                          Norwest Bank Minnesota                  11,000,000        84.62%
                          National Association
                          733 Marquette Avenue
                          Minneapolis, MN  55479-0056
--------------------------------------------------------------------------------------------------
Class IM-1                Chase Manhattan Bank                     6,987,000       100.00%
                          4 New York Plaza, 13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
Class IM-2                Citibank, N.A.                           2,275,000       100.00%
                          P.O. Box 30576
                          Tampa, FL  33630-3576
--------------------------------------------------------------------------------------------------
Class IB                  Chase Manhattan Bank                     2,438,000       100.00%
                          4 New York Plaza, 13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
Class IIA-1               Bank of New York (THE)                  37,000,000        26.60%
                          925 Patterson Plank Road
                          Secaucus, NJ  07094
--------------------------------------------------------------------------------------------------
                          Chase Manhattan Bank                    66,650,000        48.00%
                          4 New York Plaza, 13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
                          Northern Trust Company (THE)            10,000,000         7.20%
                          801 S. Canal C-IN
                          Chicago, IL  60607
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
                          State Street Bank & Trust Company       25,000,000        18.00%
                          1776 Heritage Drive
                          Global Corporate Action Unit
                          JAB 5NW
                          No. Quincy, MA  02171
--------------------------------------------------------------------------------------------------
Class IIA-2               Bankers Trust Company                    5,000,000         8.50%
                          c/o BT Services Tennessee Inc.
                          648 Grassmere Park Drive
                          Nashville, TN  37211
--------------------------------------------------------------------------------------------------
                          Chase Manhattan Bank                     7,000,000        11.90%
                          4 New York Plaza
                          13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
                          Northern Trust Company (THE)            32,250,000        54.80%
                          801 S. Canal C-IN
                          Chicago, IL  60607
--------------------------------------------------------------------------------------------------
                          SSB - Trust Custody                     12,000,000        20.40%
                          225 Franklin Street, M4
                          Boston, MA  02110
--------------------------------------------------------------------------------------------------
Class IIM-2               Bank One Trust Company, N.A.            17,625,000       100.00%
                          1900 Polaris Parkway, 4th Floor
                          Columbus, OH  43240
--------------------------------------------------------------------------------------------------
Class IIB                 Bank of New York (THE)                  11,750,000       100.00%
                          925 Patterson Plank Road
                          Secaucus, NJ  07094
--------------------------------------------------------------------------------------------------
Series 1999-2
--------------------------------------------------------------------------------------------------
Class IA-1                Chase Manhattan Bank                    74,619,000        97.39%
                          4 New York Plaza, 13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
Class IA-2                Bankers Trust Company                    8,425,000        15.91%
                          c/o BT Services Tennessee Inc.
                          648 Grassmere Park Drive
                          Nashville, TN  37211
--------------------------------------------------------------------------------------------------
                          Brown Brothers Harriman & Co.            6,500,000        12.28%
                          63 Wall Street, 8th Floor
                          New York, NY  10005
--------------------------------------------------------------------------------------------------
                          Chase Manhattan Bank                     3,650,000         5.93%
                          4 New York Plaza
                          13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
                          Northern Trust Company (THE)             6,050,000        11.43%
                          801 S. Canal C-IN
                          Chicago, IL  60607
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
                          State Street Bank and Trust Company     17,115,000        32.33%
                          1776 Heritage Drive
                          Global Corporate Action Unit
                          JAB 5NW
                          No. Quincy, MA  02171
--------------------------------------------------------------------------------------------------
                          Suntrust Bank/Safekeeping               10,000,000        18.89%
                          Custodian for STES
                          303 Peachtree Street, 23rd Floor
                          Atlanta, GA  30302
--------------------------------------------------------------------------------------------------
Class IA-3                Prudential Securities Incorporated      5,000,000       100.00%
                          Issuer Services
                          c/o ADP Proxy Services
                          51 Mercedes Way
                          Edgewood, NY  11717
--------------------------------------------------------------------------------------------------
Class IA-4                Citibank, N.A.                          10,441,000        53.71%
                          P.O. Box 30576
                          Tampa, FL  33630-3576
--------------------------------------------------------------------------------------------------
                          U.S. Bank National Association           9,000,000        46.29%
                          MPFP 1603 Proxy Unit
                          601 Second Avenue South
                          Minneapolis, MN  55402
--------------------------------------------------------------------------------------------------
Class IA-5                Bank of New York (THE)                  14,000,000        58.33%
                          925 Patterson Plank Road
                          Secaucus, NJ  07094
--------------------------------------------------------------------------------------------------
                          Norwest Bank Minnesota                  10,000,000        41.67%
                          National Association
                          733 Marquette Avenue
                          Minneapolis, MN  55479-0056
--------------------------------------------------------------------------------------------------
Class IM-1                Bank of New York (THE)                   9,000,000       100.00%
                          925 Patterson Plank Road
                          Secaucus, NJ  07094
--------------------------------------------------------------------------------------------------
Class IM-2                Bank of New York (THE)                   3,750,000        50.00%
                          925 Patterson Plank Road
                          Secaucus, NJ  07094
--------------------------------------------------------------------------------------------------
                          Citibank, N.A.                           3,750,000        50.00%
                          P.O. Box 30576
                          Tampa, FL  33630-3576
--------------------------------------------------------------------------------------------------
Class IB                  Bank of New York (THE)                   3,000,000        54.55%
                          925 Patterson Plank Road
                          Secaucus, NJ  07094
--------------------------------------------------------------------------------------------------
                          Chase Manhattan Bank                       500,000         9.09%
                          4 New York Plaza, 13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
                          Citibank, N.A.                           2,000,000        36.36%
                          P.O. Box 30576
                          Tampa, FL  33630-3576
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
Class IIA-1               Bankers Trust Company                   35,000,000        10.80%
                          c/o BT Services Tennessee Inc.
                          648 Grassmere Park Drive
                          Nashville, TN  37211
--------------------------------------------------------------------------------------------------
                          Boston Safe Deposit & Trust Company     18,000,000         5.56%
                          c/o Mellon Bank N.A.
                          Three Mellon Bank Center
                          Room 153-3015
                          Pittsburgh, PA  15259
--------------------------------------------------------------------------------------------------
                          Chase Manhattan Bank                   198,950,000        61.41%
                          4 New York Plaza, 13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
                          State Street Bank & Trust Company       72,000,000        22.23%
                          1776 Heritage Drive
                          Global Corporate Action Unit
                          JAB 5NW
                          No. Quincy, MA  02171
--------------------------------------------------------------------------------------------------
Class IIM-1               Bank One Trust Company, N.A.            12,800,000        56.14%
                          1900 Polaris Parkway, 4th Floor
                          Columbus, OH  43240
--------------------------------------------------------------------------------------------------
                          UMB Bank, National Association           5,000,000        21.93%
                          P.O. Box 419260
                          Kansas City, MO  64141-6260
--------------------------------------------------------------------------------------------------
                          U.S. Bank National Association           5,000,000        21.93%
                          MPFP 1603 Proxy Unit
                          601 Second Avenue South
                          Minneapolis, MN  55402
--------------------------------------------------------------------------------------------------
Class IIM-2               Bank of New York (THE)                   8,050,000        44.60%
                          925 Patterson Plank Road
                          Secaucus, NJ  07094
--------------------------------------------------------------------------------------------------
                          The Bank of New York/First Union         5,000,000        27.70%
                          Safekeeping
                          Dealer Clearance
                          16 Wall Street, 5th Floor
                          New York, NY  10005
--------------------------------------------------------------------------------------------------
                          Chase Manhattan Bank                     5,000,000        27.70%
                          4 New York Plaza, 13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
Class IIB                 Bank of New York (THE)                   3,200,000        21.05%
                          925 Patterson Plank Road
                          Secaucus, NJ  07094
--------------------------------------------------------------------------------------------------
                          Bankers Trust Company                    7,000,000        46.05%
                          c/o BT Services Tennessee Inc.
                          648 Grassmere Park Drive
                          Nashville, TN  37211
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
                          State Street Bank & Trust Company        5,000,000        32.89%
                          1776 Heritage Drive
                          Global Corporate Action Unit
                          JAB 5NW
                          No. Quincy, MA  02171
--------------------------------------------------------------------------------------------------
Series 1999-3
--------------------------------------------------------------------------------------------------
Class IA-1                Bankers Trust Company                   25,000,000        56.82%
                          c/o BT Services Tennessee Inc.
                          648 Grassmere Park Drive
                          Nashville, TN  37211
--------------------------------------------------------------------------------------------------
                          Citibank, N.A.                          10,000,000        22.73%
                          P.O. Box 30576
                          Tampa, FL  33630-3576
--------------------------------------------------------------------------------------------------
                          HSBC Bank USA/Treasury Investment        8,000,000        18.18%
                          140 Broadway - Level A
                          New York, NY  10015
--------------------------------------------------------------------------------------------------
Class IA-2                Chase Manhattan Bank                    11,225,000        56.13%
                          4 New York Plaza, 13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
                          Citibank, N.A.                           5,000,000        25.00%
                          P.O. Box 30576
                          Tampa, FL  33630-3576
--------------------------------------------------------------------------------------------------
                          Investors Bank & Trust Company           1,400,000         7.00%
                          200 Claredon Street
                          15th Floor Hancock Tower
                          Boston, MA  02116
--------------------------------------------------------------------------------------------------
                          Prudential Securities Incorporated       2,000,000        10.00%
                          c/o ADP Proxy Services
                          51 Mercedes Way
                          Edgewood, NY  11717
--------------------------------------------------------------------------------------------------
Class IA-4                Banc of America Securities LLC           8,000,000        44.44%
                          185 Berry Street, 3rd Floor
                          San Francisco, CA  94107
--------------------------------------------------------------------------------------------------
                          Citibank, N.A.                          10,000,000        55.56%
                          P.O. Box 30576
                          Tampa, FL  33630-3576
--------------------------------------------------------------------------------------------------
Class IA-5                Citibank, N.A.                           4,850,000        44.70%
                          P.O. Box 30576
                          Tampa, FL  33630-3576
--------------------------------------------------------------------------------------------------
                          U.S. Bank National Association           6,000,000        55.30%
                          MPFP 1603 Proxy Unit
                          601 Second Avenue South
                          Minneapolis, MN  55402
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
Class IA-6                Bank of New York (THE)                  12,150,000       100.00%
                          925 Patterson Plank Road
                          Secaucus, NJ  07094
--------------------------------------------------------------------------------------------------
Class IM-1                Bank of New York (THE)                   3,000,000        44.44%
                          925 Patterson Plank Road
                          Secaucus, NJ  07094
--------------------------------------------------------------------------------------------------
                          Chase Manhattan Bank                     3,750,000        55.56%
                          4 New York Plaza, 13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
Class IM-2                The Bank of New York/First Union         1,712,000        46.12%
                          Safekeeping
                          Dealer Clearance
                          16 Wall Street, 5th Floor
                          New York, NY  10005
--------------------------------------------------------------------------------------------------
                          Boston Safe Deposit and Trust            2,000,000        53.88%
                          Company
                          c/o Mellon Bank N.A.
                          Room 153-3015
                          Three Mellon Bank Center
                          Pittsburgh, PA  15259
--------------------------------------------------------------------------------------------------
Class IB                  The Bank of New York/First Union         1,538,000        50.63%
                          Safekeeping
                          Dealer Clearance
                          16 Wall Street, 5th Floor
                          New York, NY  10005
--------------------------------------------------------------------------------------------------
                          Chase Manhattan Bank                     1,500,000        49.54%
                          4 New York Plaza, 13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
Class IIA-1               Bankers Trust Company                  142,025,000        68.60%
                          c/o BT Services Tennessee Inc.
                          648 Grassmere Park Drive
                          Nashville, TN  37211
--------------------------------------------------------------------------------------------------
                          Citibank, N.A.                          55,000,000        26.57%
                          P.O. Box 30576
                          Tampa, FL  33630-3576
--------------------------------------------------------------------------------------------------
Class IIB                 Bank One Trust Company, N.A.            15,925,000       100.00%
                          1900 Polaris Parkway
                          4th Floor
                          Columbus, OH  43240
--------------------------------------------------------------------------------------------------
Class IIM-1               The Bank of New York/First Union         5,525,000        50.11%
                          Safekeeping
                          Dealer Clearance
                          16 Wall Street, 5th Floor
                          New York, NY  10005
--------------------------------------------------------------------------------------------------
                          Chase Manhattan Bank                     5,500,000        49.89%
                          4 New York Plaza, 13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
Class IIM-2               The Bank of New York/First Union         6,025,000        54.65%
                          Safekeeping
                          Dealer Clearance
                          16 Wall Street, 5th Street
                          New York, NY  10005
--------------------------------------------------------------------------------------------------
                          Chase Manhattan Bank                     5,000,000        45.35%
                          4 New York Plaza, 13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
Series 1999-4
--------------------------------------------------------------------------------------------------
Class IA-1                Chase Manhattan Bank                    12,500,000        29.07%
                          4 New York Plaza, 13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
                          First Union National Bank               13,000,000        30.23%
                          1525 West W.T. Harris Blvd.
                          34A
                          Charlotte, NC  28288
--------------------------------------------------------------------------------------------------
                          HSBC Bank USA/Treasury Department       17,500,000        40.70%
                          140 Broadway - Level A
                          New York, NY  10015
--------------------------------------------------------------------------------------------------
Class IA-2                First Union National Bank                5,500,000        29.73%
                          1525 West W.T. Harris Blvd., 34A
                          Charlotte, NC    28288
--------------------------------------------------------------------------------------------------
                          Northern Trust Company (THE)             1,000,000         5.41%
                          801 S. Canal C-IN
                          Chicago, IL  60607
--------------------------------------------------------------------------------------------------
                          SSB - Trust Custody                     12,000,000        64.86%
                          225 Franklin Street, M4
                          Boston, MA  02110
--------------------------------------------------------------------------------------------------
Class IA-3                Bank of New York (The)                   6,500,000        35.14%
                          925 Patterson Plank Road
                          Secaucus, NJ  07094
--------------------------------------------------------------------------------------------------
                          Bankers Trust Company                    2,000,000        10.81%
                          C.O. BT Services Tennessee Inc.
                          648 Grassmere Park Drive
                          Nashville, TN  37211
--------------------------------------------------------------------------------------------------
                          First Union National Bank                5,500,000        29.73%
                          1525 West W. T. Harris Blvd.
                          Charlotte, NC  28288
--------------------------------------------------------------------------------------------------
Class IA-4                Bank of New York (The)                   9,000,000        56.25%
                          925 Patterson Plank Road
                          Secaucus, NJ  07094
--------------------------------------------------------------------------------------------------
                          Brown Brothers Harriman & Co.            1,000,000         6.25%
                          63 Wall Street, 8th Floor
                          New York, NY  10005
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
                          Chase Securities Inc.                    1,000,000         6.25%
                          55 Water Street, Room 434
                          New York, NY  10041
--------------------------------------------------------------------------------------------------
                          First Union National Bank                5,000,000        31.25%
                          1525 West W. T. Harris Blvd.
                          Charlotte, NC  28288
--------------------------------------------------------------------------------------------------
Class IA-5                Bank of New York (The)                   4,000,000        34.36%
                          925 Patterson Plank Road
                          Secaucus, NJ  07094
--------------------------------------------------------------------------------------------------
                          Firstar Bank, N.A.                       4,140,000        35.57%
                          425 Walnut Street
                          Cincinnati, OH  45202
--------------------------------------------------------------------------------------------------
                          First Union National Bank                3,500,000        30.07%
                          1525 West W. T. Harris Blvd.
                          Charlotte, NC  28288
--------------------------------------------------------------------------------------------------
Class IA-6                Bankers Trust Company                    8,460,000        70.74%
                          C.O. BT Services Tennessee Inc.
                          648 Grassmere Park Drive
                          Nashville, TN  37211
--------------------------------------------------------------------------------------------------
                          First Union National Bank                3,500,000        29.26%
                          1525 West W. T. Harris Blvd.
                          Charlotte, NC  28288
--------------------------------------------------------------------------------------------------
Class IM-1                Bank of New York (The)                   1,400,000        30.77%
                          925 Patterson Plank Road
                          Secaucus, NJ  07094
--------------------------------------------------------------------------------------------------
                          Chase Manhattan Bank                     2,000,000        43.96%
                          4 New York Plaza
                          13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
                          Firstar Bank, N.A.                       1,150,000        25.27%
                          425 Walnut Street
                          Cincinnati, OH  45202
--------------------------------------------------------------------------------------------------
Class IM-2                The Bank of New York/First Union           900,000        34.19%
                          Safekeeping
                          16 Wall Street
                          New York, NY  10005
--------------------------------------------------------------------------------------------------
                          Chase Manhattan Bank                     1,025,000        35.04%
                          4 New York Plaza
                          13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
                          Citibank, N.A.                           1,000,000        34.19%
                          P. O. Box 30576
                          Tampa, FL  33630-3576
--------------------------------------------------------------------------------------------------
Class 1B                  The Bank of New York/First Union           900,000        30.77%
                          Safekeeping
                          16 Wall Street
                          New York, NY  10005
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
                          Chase Manhattan Bank                     2,025,000        69.23%
                          4 New York Plaza
                          13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
Class IIA-1               Bankers Trust Company                   86,000,000        41.91%
                          C.O. BT Services Tennessee Inc.
                          648 Grassmere Park Drive
                          Nashville, TN  37211
--------------------------------------------------------------------------------------------------
                          BNY/ITC - Dealers Clearance Special     17,000,000         8.28%
                          C/O N.A. Schapiro & Co. Inc.
                          One Chase Manhattan Plaza,
                          58th Floor
                          New York, NY  10005
--------------------------------------------------------------------------------------------------
                          Chase Manhattan Bank                    62,000,000        30.21%
                          4 New York Plaza
                          13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
                          Deutsche Bank Securities Inc.           40,200,000        19.59%
                          175 Water Streety
                          New York, NY  10038
--------------------------------------------------------------------------------------------------
Class IIM-1               Chase Manhattan Bank                    14,760,000       100.00%
                          4 New York Plaza
                          13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
Class IIM-2               The Bank of New York/First Union         3,000,000        28.74%
                          Safekeeping
                          16 Wall Street, 5th Floor
                          New York, NY   10005
--------------------------------------------------------------------------------------------------
                          Chase Manhattan Bank                     7,440,000        71.26%
                          4 New York Plaza
                          13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
Class IIB                 The Bank of New York/First Union         9,600,000       100.00%
                          Safekeeping
                          16 Wall Street
                          New York, NY  10005
--------------------------------------------------------------------------------------------------



Item 13.          Certain Relationships and Related Transactions.

         Omitted.

                                     PART IV

Item14.           Exhibits, Financial Statement Schedules, and Reports of Form
                  8-K.

         (a)      Exhibits

                  99.1    Subservicer's Annual Statement of Compliance
                           For each of the following Series:

                          (i)      Series 1999-1
                          (ii)     Series 1999-2
                          (iii)    Series 1999-3
                          (iv)     Series 1999-4

                  99.2    Report prepared by Subservicer's certified
                           independent accountant's concerning their respective duties for the year ended December 31, 1999:

         (b) Reports on Form 8-K during the last quarter of the prior calendar year.

                  (i) Reports on Form 8-K dated as of October 12, 1999, November 5, 1999, December 8, 1999 and December 30, 1999 in response to Item 5 (other events) of Form 8-K were filed with respect to information contained in the Distribution Date Statement for each Series delivered for the Distribution Date occurring in September, October, November and December 1999, respectively.

                  (ii) Reports on Form 8-K were filed during the last quarter of the prior calendar year for the following series:

                                   (A)   Series 1999-3
                                         October 6, 1999 in response to Item 5
                                         (acquisition or disposition of assets)
                                   (B)   Series 1999-4
                                         December 15, 1999 in response to
                                         Item 5 (structural term sheets,
                                         collateral term sheets and
                                         computation materials)
                                   (C)   Series 1999-4
                                         December 22, 1999 in response to Item 5
                                         (legality and tax opinions)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             CHASE FUNDING, INC.                 (Registrant)


             By: /s/Luke S. Hayden
             ---------------------------------
              Name: Luke S. Hayden
               Title: Chief Executive Officer

Date:             March 29, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:    March 29, 2000              By:           /s/ Luke S. Hayden
                                     ---------------------------------------
                                     Name:         Luke S. Hayden
                                     Title:        (Chairman)
                                                   Chief Executive Officer

Date:    March 29, 2000              By:           /s/ Samuel H. Cooper
                                     ---------------------------------------
                                     Name:         Samuel H. Cooper
                                     Title:        (Director)
                                                   President

Date:    March 29, 2000              By:           /s/ Michael D. Katz
                                     ---------------------------------------
                                     Name:         Michael D. Katz
                                     Title:        Director



Date:    March 29, 2000              By:           /s/ Douglas A. Potolsky
                                     ---------------------------------------
                                     Name:         Douglas A. Potolsky
                                     Title:        Director

Date:    March 29, 2000               By:           /s/ Matthew T. Whalen
                                     ---------------------------------------
                                     Name:         Matthew T. Whalen
                                     Title:        Director


Date:    March 29, 2000              By:           /s/ Stephen Fortunato
                                     ---------------------------------------
                                     Name:         Stephen Fortunato
                                     Title:        Treasurer
                                                   (Chief Financial Officer)

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

                                INDEX TO EXHIBITS
                                -----------------

EXHIBITS
--------

         99.1 Subservicer's Annual Statement of Compliance for each of the following Series:

                  (i)      Series 1999-1
                  (ii)     Series 1999-2
                  (iii)    Series 1999-3
                  (iv)     Series 1999-4


         99.2 Report prepared by Subservicer's certified independent accountant's concerning their respective duties for the year ended December 31, 1999: