Form 10-K405
period 2000-12-31
CHASE FUNDING INC
filed 2001-03-30
CIK 825309

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

         FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2000
                           or
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                        Commission file number: 333-64131
                 -----------------------------------------------

                               CHASE FUNDING, INC.
   (Issuer in respect of Chase Funding Mortgage Loan Asset-Backed Certificates
           Series 1999-1, Series 1999-2, Series 1999-3, Series 1999-4,
                 Series 2000-1, Series 2000-2 and Series 2000-3)
                              (the "Certificates")
                             ----------------------
             (Exact name of Registrant as specified in its charter)


         New York                                            13-3436103
-----------------------------                          ----------------------
(State or other jurisdiction                              (I.R.S. Employer
    of incorporation)                                    Identification No.)


               343 Thornall Street, Edison, New Jersey              10043
          -----------------------------------------------       -------------
              (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code: (732) 205-0600

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes: __X__   No: ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. NOT APPLICABLE.

         State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within 60 days prior to the date of filing. NOT APPLICABLE.

Introductory Note

         This Annual Report on Form 10-K is filed pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, in the manner described in a "no-action" letter issued by the Office of the Chief Counsel to Chase Funding, Inc. (formerly known as Chemical Mortgage Securities, Inc.) dated May 24, 1988 (the "Exemption Order"). Accordingly, responses to certain items have been omitted from or modified in this Annual Report.

         The Mortgage Loan Asset-Backed Certificates, Series 1999-1, Series 1999-2, Series 1999-3, Series 1999-4, Series 2000-1, Series 2000-2 and Series
2000-3 (each a "Series"), each represent the entire beneficial ownership interest in a trust fund (the "Trust Fund") consisting, among other things, of a segregated pool of subprime one- to four-family first-lien mortgage loans (the "Mortgage Loans").

PART I

Item 1.           Business.

         Omitted.

Item 2.           Properties.

         Information regarding the mortgaged properties is included in the Accountant's Report and the Annual Statement of Compliance filed under Item 14 hereof, as discussed in Item 14.

Item 3.           Legal Proceedings.

         The registrant knows of no material pending legal proceedings with respect to the Trust Fund for any Series, involving the registrant, the Trust Fund, Citibank N.A. (the "Trustee"), Chase Manhattan Mortgage Corporation (the "Seller and Master Servicer") or Advanta Mortgage Corp. USA (the "Subservicer"), other than ordinary routine litigation incidental to duties of the registrant, Trustee, Seller or the Subservicer under the applicable pooling and servicing agreement for Series 1999-1, Series 1999-2, Series 1999-3, Series 1999-4, Series 2000-1, Series 2000-2 and Series 2000-3.

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

         (b) The records of The Depository Trust Company ("DTC") indicate that as of December 31, 2000, the following Series had the following number of holders of record:

                           Series 1999-1: 37
                           Series 1999-2: 45
                           Series 1999-3: 34
                           Series 1999-4: 40
                           Series 2000-1: 22
                           Series 2000-2: 36
                           Series 2000-3: 67

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

         Omitted.

Item 11. Executive Compensation.

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The records of DTC indicate that as of December 31, 2000, there were the following holders of record with more than 5% of each class of each series of Certificates:

------------------------------------------------------------------------------------------
                                                           Original Certificate
Chase Funding, Inc.   Name & Address of Participant        Principal Balance    % of Class
------------------------------------------------------------------------------------------
Series 1999-1
------------------------------------------------------------------------------------------
Class IA-1            Bank of New York (The)                   $5,000,000         8.83%
                      925 Patterson Plank Road
                      Secaucus, NJ 07094
------------------------------------------------------------------------------------------
                      Boston Safe Deposit & Trust Company      $8,960,000        15.83%
                      c/o Mellon Bank N.A.
                      Three Mellon Bank Center
                      Room 153-3015
                      Pittsburgh, PA  15259
------------------------------------------------------------------------------------------
                      Fleet National Bank                      $2,850,000         5.04%
                      Fleet Services Corp
                      Rochester, NY 14638
------------------------------------------------------------------------------------------
                      Northern Trust Company (The)            $13,510,000        23.87%
                      801 S. Canal C-IN
                      Chicago, IL  60607
------------------------------------------------------------------------------------------
                      State Street Bank & Trust Company       $21,740,000        38.41%
                      1776 Heritage Drive
                      Global Corporate Action Unit
                      JAB 5NW
                      No. Quincy, MA  02171
------------------------------------------------------------------------------------------
Class IA-2            Bank of New York (The)                  $10,290,000        43.24%
                      925 Patterson Plank Road
                      Secaucus, NJ  07094
------------------------------------------------------------------------------------------
                      Chase Manhattan Bank                     $2,110,000         8.87%
                      4 New York Plaza
                      13th Floor
                      New York, NY  10004
------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
                          State Street Bank & Trust Company              $1,400,000         5.88%
                          1776 Heritage Drive
                          Global Corporate Action Unit
                          JAB 5NW
                          No. Quincy, MA  02171
--------------------------------------------------------------------------------------------------
                          Union Bank of California, N.A.                $10,000,000        42.02%
                          P.O. Box 109
                          San Diego, CA 92112-4103
--------------------------------------------------------------------------------------------------
Class IA-3                Bank of New York (The)                         $6,450,000        50.00%
                          925 Patterson Plank Road
                          Secaucus, NJ  07094
--------------------------------------------------------------------------------------------------
                          State Street Bank & Trust Company              $6,450,000        50.00%
                          1776 Heritage Drive
                          Global Corporate Action Unit
                          JAB 5NW
                          No. Quincy, MA  02171
--------------------------------------------------------------------------------------------------
Class IA-4                Chase Manhattan Bank                           $8,000,000        66.67%
                          4 New York Plaza, 13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
                          Citibank/Private Banking Division              $4,000,000        33.33%
                          333 W. 34th Street
                          New York, NY 10001
--------------------------------------------------------------------------------------------------
Class IA-5                Bankers Trust Company                          $2,000,000        15.38%
                          648 Grassmere Park Road
                          Nashville, TN 37211
--------------------------------------------------------------------------------------------------
                          Wells Fargo Bank Minnesota, N.A.              $11,000,000        84.62%
                          733 Marquette Avenue
                          N9306-051
                          Minneapolis, MN 55479
--------------------------------------------------------------------------------------------------
Class IM-1                Chase Manhattan Bank                           $6,987,000       100.00%
                          4 New York Plaza, 13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
Class IM-2                Citibank, N.A.                                 $2,275,000       100.00%
                          3800 Citicorp Center Tampa
                          Tampa, FL  33630-9122
--------------------------------------------------------------------------------------------------
Class IB                  Chase Manhattan Bank                           $2,438,000       100.00%
                          4 New York Plaza, 13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
Class IIA-1               Bank of New York (The)                        $37,000,000        26.69%
                          925 Patterson Plank Road
                          Secaucus, NJ  07094
--------------------------------------------------------------------------------------------------
                          Bankers Trust Company                         $25,000,000        18.03%
                          648 Grassmere Park Road
                          Nashville, TN 37211
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
                          Chase Manhattan Bank                          $66,650,000        48.04%
                          4 New York Plaza, 13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
                          Northern Trust Company (The)                  $10,000,000         7.21%
                          801 S. Canal C-IN
                          Chicago, IL  60607
--------------------------------------------------------------------------------------------------
Class IIA-2               Boston Safe Deposit & Trust Company           $25,000,000        42.55%
                          c/o Mellon Bank N.A.
                          Three Mellon Bank Center
                          Room 153-3015
                          Pittsburgh, PA  15259
--------------------------------------------------------------------------------------------------
                          Chase Manhattan Bank                           $7,000,000        11.91%
                          4 New York Plaza
                          13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
                          Citibank, N.A.                                 $5,250,000         8.94%
                          3800 Citicorp Center Tampa
                          Tampa, FL  33630-9122
--------------------------------------------------------------------------------------------------
                          Northern Trust Company (The)                   $7,000,000        11.91%
                          801 S. Canal C-IN
                          Chicago, IL  60607
--------------------------------------------------------------------------------------------------
                          SSB - Trust Custody                           $12,000,000        20.43%
                          225 Franklin Street, M4
                          Boston, MA  02110
--------------------------------------------------------------------------------------------------
Class IIM-2               Bank One Trust Company, N.A.                  $17,625,000       100.00%
                          1900 Polaris Parkway, 4th Floor
                          Columbus, OH  43240
--------------------------------------------------------------------------------------------------
Class IIB                 Bank of New York (The)                        $11,750,000       100.00%
                          925 Patterson Plank Road
                          Secaucus, NJ  07094
--------------------------------------------------------------------------------------------------
Series 1999-2
--------------------------------------------------------------------------------------------------
Class IA-1                Chase Manhattan Bank                          $74,619,000       97.39 %
                          4 New York Plaza, 13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
Class IA-2                Bankers Trust Company                          $7,250,000        13.69%
                          648 Grassmere Park Drive
                          Nashville, TN  37211
--------------------------------------------------------------------------------------------------
                          Brown Brothers Harriman & Co.                  $5,050,000         9.54%
                          63 Wall Street, 8th Floor
                          New York, NY  10005
--------------------------------------------------------------------------------------------------
                          Chase Manhattan Bank                           $3,300,000         6.23%
                          4 New York Plaza
                          13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
                          Northern Trust Company (The)                   $3,090,000         5.84%
                          801 S. Canal C-IN
                          Chicago, IL  60607
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
                          PNC Bank, National Association                $10,000,000        18.89%
                          1600 Market Street
                          Philadelphia, PA 19103
--------------------------------------------------------------------------------------------------
                          State Street Bank and Trust Company           $11,715,000        22.13%
                          1776 Heritage Drive
                          Global Corporate Action Unit
                          JAB 5NW
                          No. Quincy, MA  02171
--------------------------------------------------------------------------------------------------
                          Union Bank of California, N.A.                 $5,100,000         9.63%
                          P.O. Box 109
                          San Diego, CA 92112-4103
--------------------------------------------------------------------------------------------------
Class IA-3                Bank of New York (The)                         $5,000,000       100.00%
                          925 Patterson Plank Road
                          Secaucus, NJ  07094
--------------------------------------------------------------------------------------------------
Class IA-4                Bank of New York (The)                         $9,000,000        46.29%
                          925 Patterson Plank Road
                          Secaucus, NJ  07094
--------------------------------------------------------------------------------------------------
                          Citibank, N.A.                                $10,441,000        53.71%
                          3800 Citicorp Center Tampa
                          Tampa, FL  33630-9122
--------------------------------------------------------------------------------------------------
Class IA-5                Bank of New York (The)                        $14,000,000        58.33%
                          925 Patterson Plank Road
                          Secaucus, NJ  07094
--------------------------------------------------------------------------------------------------
                          Wells Fargo Bank Minnesota, N.A.              $10,000,000        41.67%
                          733 Marquette Avenue
                          N9306-051
                          Minneapolis, MN 55479
--------------------------------------------------------------------------------------------------
Class IM-1                Bank of New York (The)                         $9,000,000       100.00%
                          925 Patterson Plank Road
                          Secaucus, NJ  07094
--------------------------------------------------------------------------------------------------
Class IM-2                Bank of New York (The)                         $3,750,000        50.00%
                          925 Patterson Plank Road
                          Secaucus, NJ  07094
--------------------------------------------------------------------------------------------------
                          Citibank, N.A.                                 $3,750,000        50.00%
                          3800 Citicorp Center Tampa
                          Tampa, FL  33630-9122
--------------------------------------------------------------------------------------------------
Class IB                  Bank of New York (The)                         $3,000,000        54.55%
                          925 Patterson Plank Road
                          Secaucus, NJ  07094
--------------------------------------------------------------------------------------------------
                          Chase Manhattan Bank                             $500,000         9.09%
                          4 New York Plaza, 13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
                          Chase Bank of Texas, N.A.                      $2,000,000        36.36%
                          P.O. Box 2558
                          Houston, TX 77252-8009
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
Class IIA-1               Bank of New York (The)                        $37,725,000        11.65%
                          925 Patterson Plank Road
                          Secaucus, NJ  07094
--------------------------------------------------------------------------------------------------
                          Boston Safe Deposit & Trust Company           $18,000,000         5.56%
                          c/o Mellon Bank N.A.
                          Three Mellon Bank Center
                          Room 153-3015
                          Pittsburgh, PA  15259
--------------------------------------------------------------------------------------------------
                          Chase Manhattan Bank                         $198,950,000        61.41%
                          4 New York Plaza, 13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
                          Merrill Lynch, Pierce Fenner &                $69,275,000        21.38%
                          Smith Safekeeping
                          4 Corporate Park 287
                          Piscataway, NJ 08855
--------------------------------------------------------------------------------------------------
Class IIM-1               Bank of New York (The)                         $5,000,000        21.93%
                          925 Patterson Plank Road
                          Secaucus, NJ  07094
--------------------------------------------------------------------------------------------------
                          Bank One Trust Company, N.A.                  $12,800,000        56.14%
                          1900 Polaris Parkway, 4th Floor
                          Columbus, OH  43240
--------------------------------------------------------------------------------------------------
                          UMB Bank, National Association                 $5,000,000        21.93%
                          P.O. Box 419260
                          Kansas City, MO  64141-6260
--------------------------------------------------------------------------------------------------
Class IIM-2               Bank of New York (The)                         $8,050,000        44.60%
                          925 Patterson Plank Road
                          Secaucus, NJ  07094
--------------------------------------------------------------------------------------------------
                          The Bank of New York/First Union               $5,000,000        27.70%
                          Safekeeping
                          Dealer Clearance
                          16 Wall Street, 5th Floor
                          New York, NY  10005
--------------------------------------------------------------------------------------------------
                          Chase Manhattan Bank                           $5,000,000        27.70%
                          4 New York Plaza, 13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
Class IIB                 Bank of New York (The)                         $3,200,000        21.05%
                          925 Patterson Plank Road
                          Secaucus, NJ  07094
--------------------------------------------------------------------------------------------------
                          Bankers Trust Company                          $7,000,000        46.05%
                          648 Grassmere Park Drive
                          Nashville, TN  37211
--------------------------------------------------------------------------------------------------
                          Fuji Bank and Trust Company                    $5,000,000        32.89%
                          2 World Trade Center
                          81st Floor
                          New York, NY 10048
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
Series 1999-3
--------------------------------------------------------------------------------------------------
Class IA-1                Bankers Trust Company                         $25,000,000        56.82%
                          648 Grassmere Park Drive
                          Nashville, TN  37211
--------------------------------------------------------------------------------------------------
                          Citibank, N.A.                                $10,000,000        22.73%
                          3800 Citicorp Center Tampa
                          Tampa, FL  33630-9122
--------------------------------------------------------------------------------------------------
                          HSBC Bank USA/Treasury Investment              $8,000,000        18.18%
                          140 Broadway - Level A
                          New York, NY  10015
--------------------------------------------------------------------------------------------------
Class IA-2                Bankers Trust Company                          $1,250,000         6.25%
                          648 Grassmere Park Drive
                          Nashville, TN  37211
--------------------------------------------------------------------------------------------------
                          Chase Manhattan Bank                          $11,225,000        56.13%
                          4 New York Plaza, 13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
                          Citibank, N.A.                                 $5,000,000        25.00%
                          3800 Citicorp Center Tampa
                          Tampa, FL  33630-9122
--------------------------------------------------------------------------------------------------
Class IA-3                Bank of New York (The)                         $1,000,000         6.06%
                          925 Patterson Plank Road
                          Secaucus, NJ  07094
--------------------------------------------------------------------------------------------------
                          Chase Manhattan Bank                           $6,000,000        36.36%
                          4 New York Plaza, 13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
                          Citibank, N.A.                                 $9,500,000        57.58%
                          3800 Citicorp Center Tampa
                          Tampa, FL  33630-3576
--------------------------------------------------------------------------------------------------
Class IA-4                Banc of America Securities LLC                 $8,000,000        44.44%
                          185 Berry Street, 3rd Floor
                          San Francisco, CA  94107
--------------------------------------------------------------------------------------------------
                          Citibank, N.A.                                $10,000,000        55.56%
                          3800 Citicorp Center Tampa
                          Tampa, FL  33630-9122
--------------------------------------------------------------------------------------------------
Class IA-5                Bank of New York (The)                         $6,000,000        55.30%
                          925 Patterson Plank Road
                          Secaucus, NJ  07094
--------------------------------------------------------------------------------------------------
                          Citibank, N.A.                                 $4,850,000        44.70%
                          3800 Citicorp Center Tampa
                          Tampa, FL  33630-9122
--------------------------------------------------------------------------------------------------
Class IA-6                Bank of New York (The)                        $12,150,000       100.00%
                          925 Patterson Plank Road
                          Secaucus, NJ  07094
--------------------------------------------------------------------------------------------------
Class IM-1                Bank of New York (The)                         $3,000,000        44.44%
                          925 Patterson Plank Road
                          Secaucus, NJ  07094
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
                          Chase Manhattan Bank                           $3,750,000        55.56%
                          4 New York Plaza, 13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
Class IM-2                The Bank of New York/First Union               $1,712,000        46.12%
                          Safekeeping
                          Dealer Clearance
                          16 Wall Street, 5th Floor
                          New York, NY  10005
--------------------------------------------------------------------------------------------------
                          Boston Safe Deposit and Trust                  $2,000,000        53.88%
                          Company
                          c/o Mellon Bank N.A.
                          Room 153-3015
                          Three Mellon Bank Center
                          Pittsburgh, PA  15259
--------------------------------------------------------------------------------------------------
Class IB                  The Bank of New York/First Union               $1,538,000        50.63%
                          Safekeeping
                          Dealer Clearance
                          16 Wall Street, 5th Floor
                          New York, NY  10005
--------------------------------------------------------------------------------------------------
                          Chase Manhattan Bank                           $1,500,000        49.37%
                          4 New York Plaza, 13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
Class IIA-1               Bankers Trust Company                         $24,500,000        11.83%
                          648 Grassmere Park Drive
                          Nashville, TN  37211
--------------------------------------------------------------------------------------------------
                          Chase Manhattan Bank                          $55,000,000        26.57%
                          4 New York Plaza, 13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
                          Merrill Lynch, Pierce Fenner &               $117,525,000        56.77%
                          Smith Safekeeping
                          4 Corporate Park 287
                          Piscataway, NJ 08855
--------------------------------------------------------------------------------------------------
Class IIB                 Bank One Trust Company, N.A.                  $15,925,000       100.00%
                          1900 Polaris Parkway
                          4th Floor
                          Columbus, OH  43240
--------------------------------------------------------------------------------------------------
Class IIM-1               The Bank of New York/First Union               $5,525,000        50.11%
                          Safekeeping
                          Dealer Clearance
                          16 Wall Street, 5th Floor
                          New York, NY  10005
--------------------------------------------------------------------------------------------------
                          Chase Manhattan Bank                           $5,500,000        49.89%
                          4 New York Plaza, 13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
Class IIM-2               The Bank of New York/First Union               $6,025,000        54.65%
                          Safekeeping
                          Dealer Clearance
                          16 Wall Street, 5th Street
                          New York, NY  10005
--------------------------------------------------------------------------------------------------
                          Chase Manhattan Bank                           $5,000,000        45.35%
                          4 New York Plaza, 13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
Series 1999-4
--------------------------------------------------------------------------------------------------
Class IA-1                Chase Manhattan Bank                          $12,500,000        29.07%
                          4 New York Plaza, 13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
                          First Union National Bank                     $13,000,000        30.23%
                          1525 West W.T. Harris Blvd.
                          34A
                          Charlotte, NC  28288
--------------------------------------------------------------------------------------------------
                          HSBC Bank USA/Treasury Department             $17,500,000        40.70%
                          140 Broadway - Level A
                          New York, NY  10015
--------------------------------------------------------------------------------------------------
Class IA-2                Boston Safe Deposit and Trust                  $4,200,000        22.70%
                          Company
                          c/o Mellon Bank N.A.
                          Room 153-3015
                          Three Mellon Bank Center
                          Pittsburgh, PA  15259
--------------------------------------------------------------------------------------------------
                          First Union National Bank                      $5,500,000        29.73%
                          1525 West W.T. Harris Blvd., 34A
                          Charlotte, NC    28288
--------------------------------------------------------------------------------------------------
                          Northern Trust Company (The)                   $1,000,000         5.41%
                          801 S. Canal C-IN
                          Chicago, IL  60607
--------------------------------------------------------------------------------------------------
                          SSB - Trust Custody                            $7,800,000        42.16%
                          225 Franklin Street, M4
                          Boston, MA  02110
--------------------------------------------------------------------------------------------------
Class IA-3                Boston Safe Deposit and Trust                  $2,000,000        10.81%
                          Company
                          c/o Mellon Bank N.A.
                          Room 153-3015
                          Three Mellon Bank Center
                          Pittsburgh, PA  15259
--------------------------------------------------------------------------------------------------
                          Chase Manhattan Bank                           $6,500,000        35.14%
                          4 New York Plaza, 13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
                          First Union National Bank                      $5,500,000        29.73%
                          1525 West W. T. Harris Blvd.
                          Charlotte, NC  28288
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
                          SSB - Trust Custody                            $4,500,000        24.32%
                          225 Franklin Street, M4
                          Boston, MA  02110
--------------------------------------------------------------------------------------------------
Class IA-4                Bank of New York (The)                         $9,000,000        56.25%
                          925 Patterson Plank Road
                          Secaucus, NJ  07094
--------------------------------------------------------------------------------------------------
                          Brown Brothers Harriman & Co.                  $1,000,000         6.25%
                          63 Wall Street, 8th Floor
                          New York, NY  10005
--------------------------------------------------------------------------------------------------
                          First Union National Bank                      $5,000,000        31.25%
                          1525 West W. T. Harris Blvd.
                          Charlotte, NC  28288
--------------------------------------------------------------------------------------------------
Class IA-5                Bankers Trust Company                          $3,550,000        30.50%
                          648 Grassmere Park Drive
                          Nashville, TN  37211
--------------------------------------------------------------------------------------------------
                          Firstar Bank, N.A.                             $4,140,000        35.57%
                          425 Walnut Street
                          Location CN-WM-06T
                          Cincinnati, OH 45202
--------------------------------------------------------------------------------------------------
                          First Union National Bank                      $3,500,000        30.50%
                          1525 West W. T. Harris Blvd.
                          Charlotte, NC  28288
--------------------------------------------------------------------------------------------------
Class IA-6                Bankers Trust Company                          $2,000,000        16.72%
                          648 Grassmere Park Drive
                          Nashville, TN  37211
--------------------------------------------------------------------------------------------------
                          Boston Safe Deposit and Trust                  $6,460,000        54.01%
                          Company
                          c/o Mellon Bank N.A.
                          Room 153-3015
                          Three Mellon Bank Center
                          Pittsburgh, PA  15259
--------------------------------------------------------------------------------------------------
                          First Union National Bank                      $3,500,000        29.26%
                          1525 West W. T. Harris Blvd.
                          Charlotte, NC  28288
--------------------------------------------------------------------------------------------------
Class IM-1                The Bank of New York/First Union               $1,400,000        30.77%
                          Safekeeping
                          Dealer Clearance
                          16 Wall Street, 5th Street
                          New York, NY  10005
--------------------------------------------------------------------------------------------------
                          Chase Manhattan Bank                           $2,000,000        43.96%
                          4 New York Plaza
                          13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
                          Firstar Bank, N.A.                             $1,150,000        25.27%
                          425 Walnut Street
                          Location CN-WM-06T
                          Cincinnati, OH 45202
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
Class IM-2                The Bank of New York/First Union                 $900,000        30.77%
                          Safekeeping
                          16 Wall Street
                          New York, NY  10005
--------------------------------------------------------------------------------------------------
                          Boston Safe Deposit and Trust                  $1,000,000        34.19%
                          Company
                          c/o Mellon Bank N.A.
                          Room 153-3015
                          Three Mellon Bank Center
                          Pittsburgh, PA  15259
--------------------------------------------------------------------------------------------------
                          Chase Manhattan Bank                           $1,025,000        35.04%
                          4 New York Plaza
                          13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
Class IB                  The Bank of New York/First Union                 $900,000        30.77%
                          Safekeeping
                          16 Wall Street
                          New York, NY  10005
--------------------------------------------------------------------------------------------------
                          Chase Manhattan Bank                           $2,025,000        69.23%
                          4 New York Plaza
                          13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
Class IIA-1               Bankers Trust Company                         $17,000,000         8.28%
                          648 Grassmere Park Drive
                          Nashville, TN  37211
--------------------------------------------------------------------------------------------------
                          Chase Manhattan Bank                          $62,000,000        30.21%
                          4 New York Plaza
                          13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
                          Deutsche Banc Alex Brown Inc. -               $40,200,000        19.59%
                          DBSI Account
                          175 Water Street
                          New York, NY  10038
--------------------------------------------------------------------------------------------------
                          Merrill Lynch, Pierce Fenner &                $86,000,000        41.91%
                          Smith Safekeeping
                          4 Corporate Park 287
                          Piscataway, NJ 08855
--------------------------------------------------------------------------------------------------
Class IIM-1               Chase Manhattan Bank                          $14,760,000       100.00%
                          4 New York Plaza
                          13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
Class IIM-2               The Bank of New York/First Union               $3,000,000        28.74%
                          Safekeeping
                          16 Wall Street, 5th Floor
                          New York, NY   10005
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
                          Chase Manhattan Bank                           $7,440,000        71.26%
                          4 New York Plaza
                          13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
Class IIB                 The Bank of New York/First Union               $9,600,000       100.00%
                          Safekeeping
                          16 Wall Street
                          New York, NY  10005
--------------------------------------------------------------------------------------------------
Series 2000-1
--------------------------------------------------------------------------------------------------
Class IA-4                Bank of New York (The)                         $5,000,000        29.41%
                          925 Patterson Plank Road
                          Secaucus, NJ  07094
--------------------------------------------------------------------------------------------------
                          Boston Safe Deposit and Trust                  $3,000,000        17.65%
                          Company
                          c/o Mellon Bank N.A.
                          Room 153-3015
                          Three Mellon Bank Center
                          Pittsburgh, PA  15259
--------------------------------------------------------------------------------------------------
                          Citibank, N.A.                                 $9,000,000        52.94%
                          3800 Citicorp Center Tampa
                          Tampa, FL  33630-9122
--------------------------------------------------------------------------------------------------
Class IA-5                Bank of New York (The)                         $7,170,000        70.50%
                          925 Patterson Plank Road
                          Secaucus, NJ  07094
--------------------------------------------------------------------------------------------------
                          Northern Trust Company (The)                   $3,000,000        29.50%
                          801 S. Canal C-IN
                          Chicago, IL  60607
--------------------------------------------------------------------------------------------------
Class IA-6                Chase Manhattan Bank                           $9,830,000        83.09%
                          4 New York Plaza
                          13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
                          Northern Trust Company (The)                   $2,000,000        16.91%
                          801 S. Canal C-IN
                          Chicago, IL  60607
--------------------------------------------------------------------------------------------------
Class IM-1                Bankers Trust Company                          $3,900,000       100.00%
                          648 Grassmere Park Drive
                          Nashville, TN  37211
--------------------------------------------------------------------------------------------------
Class IM-2                Bank of New York (The)/ Barclays               $2,000,000        47.34%
                          PLC NY
                          One Wall Street
                          New York, NY 10286
--------------------------------------------------------------------------------------------------
                          Chase Bank of Texas, N.A.                      $2,225,000        52.66%
                          P.O. Box 2558
                          Houston, TX 77252-8009
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
Class IB                  Bank of New York (The)/ Barclays               $3,575,000       100.00%
                          PLC NY
                          One Wall Street
                          New York, NY 10286
--------------------------------------------------------------------------------------------------
Class IIA-1               Bank of New York (The)                        $20,000,000         8.35%
                          925 Patterson Plank Road
                          Secaucus, NJ  07094
--------------------------------------------------------------------------------------------------
                          Bankers Trust Company                         $29,400,000        12.28%
                          648 Grassmere Park Drive
                          Nashville, TN  37211
--------------------------------------------------------------------------------------------------
                          The Bank of New York/JP Morgan PPB            $25,000,000        10.44%
                          One Wall Street
                          New York, NY 10286
--------------------------------------------------------------------------------------------------
                          Chase Manhattan Bank                         $165,000,000        68.92%
                          4 New York Plaza
                          13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
Class IIM-1               Chase Manhattan Bank                          $16,100,000       100.00%
                          4 New York Plaza
                          13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
Class IIM-2               Chase Manhattan Bank                           $9,300,000        69.92%
                          4 New York Plaza
                          13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
                          State Street Bank & Trust Company              $4,000,000        30.08%
                          1776 Heritage Drive
                          Global Corporate Action Unit
                          JAB 5NW
                          No. Quincy, MA  02171
--------------------------------------------------------------------------------------------------
Class IIB                 Bank of New York (The)                         $3,500,000        31.25%
                          925 Patterson Plank Road
                          Secaucus, NJ  07094
--------------------------------------------------------------------------------------------------
                          Bankers Trust Company                          $3,200,000        28.57%
                          648 Grassmere Park Drive
                          Nashville, TN  37211
--------------------------------------------------------------------------------------------------
                          Chase Manhattan Bank                           $3,500,000        31.25%
                          4 New York Plaza
                          13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
                          Fuji Bank and Trust Company                    $1,000,000         8.93%
                          2 World Trade Center
                          81st Floor
                          New York, NY 10048
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
Series 2000-2
--------------------------------------------------------------------------------------------------
Class IA-4                Bank of New York (The)                         $5,000,000        24.93%
                          925 Patterson Plank Road
                          Secaucus, NJ  07094
--------------------------------------------------------------------------------------------------
                          Chase Securities Inc.                         $15,500,000        75.61%
                          4 New York Plaza
                          9th Floor
                          New York, NY 10041
--------------------------------------------------------------------------------------------------
Class IA-5                Bank of New York (The)                         $5,000,000        30.71%
                          925 Patterson Plank Road
                          Secaucus, NJ  07094
--------------------------------------------------------------------------------------------------
                          Citibank, N.A.                                $11,280,000        69.29%
                          3800 Citicorp Center Tampa
                          Tampa, FL  33630-9122
--------------------------------------------------------------------------------------------------
Class IA-6                Chase Manhattan Bank                          $12,420,000       100.00%
                          4 New York Plaza
                          13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
Class IM-1                Chase Manhattan Bank                           $4,050,000       100.00%
                          4 New York Plaza
                          13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
Class IM-2                Chase Manhattan Bank                           $3,712,500       100.00%
                          4 New York Plaza
                          13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
Class IB                  Bankers Trust Company                          $3,037,500       100.00%
                          648 Grassmere Park Drive
                          Nashville, TN  37211
--------------------------------------------------------------------------------------------------
Class IIA-1               The Bank of New York/ Credit                  $25,000,000         8.94%
                          Agriole
                          One Wall Street
                          New York, NY 10286
--------------------------------------------------------------------------------------------------
                          Boston Safe Deposit and Trust                 $17,360,000         6.21%
                          Company
                          c/o Mellon Bank N.A.
                          Room 153-3015
                          Three Mellon Bank Center
                          Pittsburgh, PA  15259
--------------------------------------------------------------------------------------------------
                          Chase Manhattan Bank                         $104,165,000        37.27%
                          4 New York Plaza
                          13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
                          Merrill Lynch, Pierce Fenner &               $100,000,000        35.78%
                          Smith Safekeeping
                          4 Corporate Park 287
                          Piscataway, NJ 08855
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
Class IIM-1               Bank One Trust Company, N.A.                  $17,875,000       100.00%
                          1900 Polaris Parkway, 4th Floor
                          Columbus, OH  43240
--------------------------------------------------------------------------------------------------
Class IIM-2               Chase Manhattan Bank                          $12,437,500        80.57%
                          4 New York Plaza
                          13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
                          Fuji Bank and Trust Company                    $3,000,000        19.43%
                          2 World Trade Center
                          81st Floor
                          New York, NY 10048
--------------------------------------------------------------------------------------------------
Class IIB                 Bank of New York (The)                         $4,000,000        32.82%
                          925 Patterson Plank Road
                          Secaucus, NJ  07094
--------------------------------------------------------------------------------------------------
                          Bankers Trust Company                          $4,187,500        34.36%
                          648 Grassmere Park Drive
                          Nashville, TN  37211
--------------------------------------------------------------------------------------------------
                          Fuji Bank and Trust Company                    $4,000,000        32.82%
                          2 World Trade Center
                          81st Floor
                          New York, NY 10048
--------------------------------------------------------------------------------------------------
Series 2000-3
--------------------------------------------------------------------------------------------------
Class IA-1                Bankers Trust Company                         $17,000,000        37.36%
                          648 Grassmere Park Drive
                          Nashville, TN  37211
--------------------------------------------------------------------------------------------------
                          Boston Safe Deposit and Trust                 $13,500,000        29.67%
                          Company
                          c/o Mellon Bank N.A.
                          Room 153-3015
                          Three Mellon Bank Center
                          Pittsburgh, PA  15259
--------------------------------------------------------------------------------------------------
                          Chase Manhattan Bank                          $15,000,000        32.97%
                          4 New York Plaza
                          13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
Class IA-2                Bankers Trust Company                          $2,303,000        10.35%
                          648 Grassmere Park Drive
                          Nashville, TN  37211
--------------------------------------------------------------------------------------------------
                          Brown Brothers Harriman & Co.                  $5,426,000        24.39%
                          63 Wall Street, 8th Floor
                          New York, NY  10005
--------------------------------------------------------------------------------------------------
                          SSB Trust Custody                             $11,000,000        49.44%
                          225 Franklin Street, M4
                          Boston, MA 02110
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
                          State Street Bank & Trust Company              $1,212,000         5.45%
                          1776 Heritage Drive
                          Global Corporate Action Unit
                          JAB 5NW
                          No. Quincy, MA  02171
--------------------------------------------------------------------------------------------------
Class IA-3                Allfirst Bank                                 $10,000,000        48.78%
                          100 E. Pratt Street 17th Fl
                          Baltimore, MD 21202
--------------------------------------------------------------------------------------------------
                          Bank of New York (The)                         $4,000,000        19.51%
                          925 Patterson Plank Road
                          Secaucus, NJ  07094
--------------------------------------------------------------------------------------------------
                          State Street Bank & Trust Company              $2,500,000        12.20%
                          1776 Heritage Drive
                          Global Corporate Action Unit
                          JAB 5NW
                          No. Quincy, MA  02171
--------------------------------------------------------------------------------------------------
                          Fifth Third Bank (The)                         $4,000,000        19.51%
                          38 Fountain Square Plaza
                          Mail Drop 1090F1
                          Cincinnati, OH 45263
--------------------------------------------------------------------------------------------------
Class IA-4                Bankers Trust Company                          $3,900,000        14.72%
                          648 Grassmere Park Drive
                          Nashville, TN  37211
--------------------------------------------------------------------------------------------------
                          Citibank, N.A.                                $15,000,000        56.60%
                          3800 Citicorp Center Tampa
                          Tampa, FL  33630-9122
--------------------------------------------------------------------------------------------------
                          State Street Bank & Trust Company              $5,500,000        20.75%
                          1776 Heritage Drive
                          Global Corporate Action Unit
                          JAB 5NW
                          No. Quincy, MA  02171
--------------------------------------------------------------------------------------------------
Class IA-5                Chase Manhattan Bank                          $10,000,000        49.38%
                          4 New York Plaza
                          13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
                          Citibank, N.A.                                $10,250,000        50.62%
                          3800 Citicorp Center Tampa
                          Tampa, FL  33630-9122
--------------------------------------------------------------------------------------------------
Class IA-6                Bankers Trust Company                          $5,500,000        36.67%
                          648 Grassmere Park Drive
                          Nashville, TN  37211
--------------------------------------------------------------------------------------------------
                          Citibank, N.A.                                 $4,000,000        26.67%
                          3800 Citicorp Center Tampa
                          Tampa, FL  33630-9122
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
                          SSB Trust Custody                              $5,500,000        36.67%
                          225 Franklin Street, M4
                          Boston, MA 02110
--------------------------------------------------------------------------------------------------
Class IM-1                Chase Securities Inc.                          $3,600,000       100.00%
                          4 New York Plaza
                          9th Floor
                          New York, NY 10041
--------------------------------------------------------------------------------------------------
Class IM-2                Chase Manhattan Bank                           $3,200,000       100.00%
                          4 New York Plaza
                          13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
Class IB                  Citibank, N.A.                                 $3,200,000       100.00%
                          3800 Citicorp Center Tampa
                          Tampa, FL  33630-9122
--------------------------------------------------------------------------------------------------
Class IIA-1               Boston Safe Deposit and Trust                 $27,600,000         5.73%
                          Company
                          c/o Mellon Bank N.A.
                          Room 153-3015
                          Three Mellon Bank Center
                          Pittsburgh, PA  15259
--------------------------------------------------------------------------------------------------
                          Chase Manhattan Bank                          $64,650,000        13.42%
                          4 New York Plaza
                          13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
                          Investors Bank & Trust Company                $61,475,000        12.76%
                          200 Clarendon Street
                          15th Fl Hancock Tower
                          Boston, MA 02116
--------------------------------------------------------------------------------------------------
                          Merrill Lynch, Pierce Fenner &               $200,000,000        41.53%
                          Smith Safekeeping
                          4 Corporate Park 287
                          Piscataway, NJ 08855
--------------------------------------------------------------------------------------------------
                          Northern Trust Company (The)                  $27,100,000         5.63%
                          801 S. Canal C-IN
                          Chicago, IL  60607
--------------------------------------------------------------------------------------------------
                          Wells Fargo Bank Minnesota, N.A.              $75,125,000        15.60%
                          733 Marquette Avenue
                          N9306-051
                          Minneapolis, MN 55479
--------------------------------------------------------------------------------------------------
Class IIM-1               Bank One Trust Company, N.A.                  $11,800,000        38.31%
                          1900 Polaris Parkway, 4th Floor
                          Columbus, OH  43240
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
                          Chase Manhattan Bank                           $3,700,000        12.01%
                          4 New York Plaza
                          13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
                          State Street Bank & Trust Company             $15,000,000        48.70%
                          1776 Heritage Drive
                          Global Corporate Action Unit
                          JAB 5NW
                          No. Quincy, MA  02171
--------------------------------------------------------------------------------------------------
Class IIM-2               Bankers Trust Company                         $10,000,000        37.59%
                          648 Grassmere Park Road
                          Nashville, TN 37211
--------------------------------------------------------------------------------------------------
                          Chase Manhattan Bank                          $16,600,000        62.41%
                          4 New York Plaza
                          13th Floor
                          New York, NY  10004
--------------------------------------------------------------------------------------------------
Class IIB                 State Street Bank & Trust Company             $21,000,000       100.00%
                          1776 Heritage Drive
                          Global Corporate Action Unit
                          JAB 5NW
                          No. Quincy, MA  02171
--------------------------------------------------------------------------------------------------


Item 13. Certain Relationships and Related Transactions.

         Omitted.

PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports of Form 8-K.

        (a)    Exhibits

               99.1 Subservicer's Annual Statement of Compliance for each of the following Series:

                      (i)      Series 1999-1
                      (ii)     Series 1999-2
                      (iii)    Series 1999-3
                      (iv)     Series 1999-4
                      (v)      Series 2000-1
                      (vi)     Series 2000-2
                      (vii)    Series 2000-3

               99.2 Report prepared by Subservicer's certified independent accountants concerning their respective duties for the year ended December 31, 2000:

                      (i)      Series 1999-1: Arthur Anderson LLP
                      (ii)     Series 1999-2: see Exhibit 99.2(i)
                      (iii)    Series 1999-3: see Exhibit 99.2(i)
                      (iv)     Series 1999-4: see Exhibit 99.2(i)
                      (v)      Series 2000-1: see Exhibit 99.2(i)
                      (vi)     Series 2000-2: see Exhibit 99.2(i)
                      (vii)    Series 2000-3: see Exhibit 99.2(i)

        (b) Reports on Form 8-K during the last quarter of the prior calendar year.

               (i) Reports on Form 8-K dated as of October 6, 2000, November 1, 2000, December 11, 2000, and December 29, 2000 in
                      response to Item 5 of Form 8-K (other events) were filed with respect to information contained in the Distribution Date Statement for each Series delivered for the Distribution Dates occurring in September, October, November and December 2000, respectively.

               (ii)   Reports on Form 8-K were filed during the last quarter of
                      the prior calendar year for the following series:
                                    (A)   Series 2000-3
                                          October 13, 2000 in response to Item 5
                                          (acquisition or disposition of assets)
                                    (B)   Series 2000-4
                                          December 4, 2000 in response to Item 5
                                          (acquisition or disposition of assets)

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

Date:    March 30, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:    March 30, 2001            By:               /s/ Luke S. Hayden
                                         ---------------------------------------
                                         Name:       Luke S. Hayden
                                         Title:      (Chairman)
                                                     Chief Executive Officer



Date:    March 30, 2001                  By:         /s/ Samuel H. Cooper
                                         ---------------------------------------
                                         Name:       Samuel H. Cooper
                                         Title:      (Director)
                                                     President



Date:    March 30, 2001                  By:         /s/ Michael D. Katz
                                         ---------------------------------------
                                         Name:       Michael D. Katz
                                         Title:      Director



Date:    March30, 2001                   By:         /s/ Douglas A. Potolsky
                                         ---------------------------------------
                                         Name:       Douglas A. Potolsky
                                         Title:      Director


Date:    March 30, 2001                  By:         /s/ Stephen Fortunato
                                         ---------------------------------------
                                         Name:       Stephen Fortunato
                                         Title:      Treasurer
                                                     (Chief Financial Officer)

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

                                INDEX TO EXHIBITS



EXHIBITS
--------

       99.1 Subservicer's Annual Statement of Compliance for each of the following Series:
                       (i)      Series 1999-1
                       (ii)     Series 1999-2
                       (iii)    Series 1999-3
                       (iv)     Series 1999-4
                       (v)      Series 2000-1
                       (vi)     Series 2000-2
                       (vii)    Series 2000-3

       99.2 Report prepared by Subservicer's certified independent accountants concerning their respective duties for the year ended December 31, 2000:
                       (i)      Series 1999-1: Arthur Anderson LLP
                       (ii)     Series 1999-2: see Exhibit 99.2(i)
                       (iii)    Series 1999-3: see Exhibit 99.2(i)
                       (v)      Series 1999-4: see Exhibit 99.2(i)
                       (v)      Series 2000-1: see Exhibit 99.2(i)
                       (vi)     Series 2000-2: see Exhibit 99.2(i)
                       (vii)    Series 2000-3: see Exhibit 99.2(i)