Form 10-K405
period 2001-12-31
CHASE FUNDING INC
filed 2002-03-29
CIK 825309

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2001

                             or

         [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number: 333-68848
                       ---------------------------------

                              CHASE FUNDING, INC.
  (Issuer in respect of Chase Funding Mortgage Loan Asset-Backed Certificates
   Series 1999-1, Series 1999-2, Series 1999-3, Series 1999-4, Series 2000-1,
   Series 2000-2, Series 2000-3, Series 2001-1, Series 2001-2, Series 2001-3,
        Series 2001-4, Series 2001-AD1, Series 2001-C1, Series 2001-C2,
                      Series 2001-C3 and Series 2001-FF1)
                              (the "Certificates")
                              --------------------
             (Exact name of Registrant as specified in its charter)

                   New York                                        13-3436103
----------------------------------------------        ------------------------------------
(State or other jurisdiction of incorporation)        (I.R.S. Employer Identification No.)

    343 Thornall Street, Edison, NJ                                  08837
----------------------------------------                           ----------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code:  (732) 205-0600

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
                                              ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes: X No:
                                 ---    ---

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

         The Mortgage Loan Asset-Backed Certificates, Series 1999-1, Series 1999-2, Series 1999-3, Series 1999-4, Series 2000-1, Series 2000-2, Series
2000-3, Series 2001-1, Series 2001-2, Series 2001-3, Series 2001-4, Series
2001-AD1, Series 2001-C1, Series 2001-C2, Series 2001-C3 and Series 2001-FF1 (each a "Series"), each represent the entire beneficial ownership interest in a trust fund (the "Trust Fund") consisting, among other things, of a segregated pool of subprime one- to four-family first-lien mortgage loans (the "Mortgage Loans").

PART I

Item 1.  Business.

         Omitted.

Item 2.  Properties.

         Information regarding the mortgaged properties is included in the Accountant's Report and the Annual Statement of Compliance filed under Item 14 hereof, as discussed in Item 14.

Item 3.  Legal Proceedings.

         The registrant knows of no material pending legal proceedings with respect to the Trust Fund for any Series, involving the registrant, the Trust Fund, Citibank N.A. (the "Trustee") and Chase Manhattan Mortgage Corporation (the "Seller and Servicer"), other than ordinary routine litigation incidental to duties of the registrant, Trustee, Seller or the Servicer under the applicable pooling and servicing agreement for Series 1999-1, Series 1999-2, Series 1999-3, Series 1999-4, Series 2000-1, Series 2000-2, Series 2000-3,
Series 2001-1, Series 2001-2, Series 2001-3, Series 2001-4, Series 2001-AD1,
Series 2001-C1, Series 2001-C2, Series 2001-C3 and Series 2001-FF1.

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

         (b) The records of The Depository Trust Company ("DTC") indicate that as of December 31, 2001, the following Series had the following number of holders of record:

                           Series 1999-1: 39
                           Series 1999-2: 34
                           Series 1999-3: 31
                           Series 1999-4: 38
                           Series 2000-1: 32
                           Series 2000-2: 42
                           Series 2000-3: 58
                           Series 2001-1: 54
                           Series 2001-2: 49
                           Series 2001-3: 85
                           Series 2001-4: 85
                           Series 2001-AD1: 79
                           Series 2001-C1: 18
                           Series 2001-C2: 70
                           Series 2001-C3: 13
                           Series 2001-FF1: 17

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

Item 8.  Financial Statements and Supplementary Data.

         Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Effective March 1, 2001, Chase Manhattan Mortgage Corporation ("CMMC") acquired Advanta Mortgage Corp. USA ("Advanta"). Prior to CMMC's acquisition of Advanta, the independent auditor for Advanta and each of its subsidiaries was Arthur Andersen LLP. The independent auditor for CMMC is PricewaterhouseCoopers ("PwC"). Effective March 1, 2001, in connection with the acquisition referred to above, CMMC and Advanta jointly determined that Advanta would terminate its audit engagement with Arthur Andersen LLP and PwC would remain as independent auditor. The termination of Arthur Andersen LLP's audit engagement was not the result of any disputes or disagreements between Advanta and Arthur Andersen LLP during the past two years.

PART III

Item 10. Directors and Executive Officers of the Registrant.

         Omitted.

Item 11. Executive Compensation.

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The records of DTC indicate that as of December 31, 2001, there were the following holders of record with more than 5% of each class of each series of Certificates:

------------------------------------------------------------------------------------------------------------
Chase Funding, Inc.      Name & Address of Participant                 Original Certificate   % of Class
                                                                       Principal Balance
------------------------------------------------------------------------------------------------------------
Series 1999-1
------------------------------------------------------------------------------------------------------------
Class IA-1               Bank of New York (The)                                   $13,145,000        23.22%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
------------------------------------------------------------------------------------------------------------
                         Bankers Trust Company                                     $3,000,000         5.30%
                         648 Grassmere Park Road
                         Nashville, TN 37211
------------------------------------------------------------------------------------------------------------
                         Boston Safe Deposit & Trust Company                       $3,300,000         5.83%
                         525 William Penn Place, Suite 3631
                         Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------
                         Fleet National Bank                                       $2,850,000         5.04%
                         159 East Main Street
                         Rochester, NY 14638
------------------------------------------------------------------------------------------------------------
                         Northern Trust Company (The)                             $30,550,000        53.98%
                         801 S. Canal C-IN
                         Chicago, IL  60607
------------------------------------------------------------------------------------------------------------
Class IA-2               Bank of New York (The)                                   $10,290,000        43.24%
                         925 Patterson Plank Road
                         Secaucus, NJ  07094
------------------------------------------------------------------------------------------------------------
                         Bankers Trust Company                                    $10,000,000        42.02%
                         648 Grassmere Park Road
                         Nashville, TN 37211
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                       $2,110,000         8.86%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
                         State Street Bank & Trust Company                         $1,400,000         5.88%
                         1776 Heritage Drive
                         No. Quincy, MA  02171
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Chase Funding, Inc.      Name & Address of Participant                 Original Certificate   % of Class
                                                                       Principal Balance
------------------------------------------------------------------------------------------------------------
Class IA-3               Bank of New York (The)                                    $6,450,000        50.00%
                         925 Patterson Plank Road
                         Secaucus, NJ  07094
------------------------------------------------------------------------------------------------------------
                         State Street Bank & Trust Company                         $6,450,000        50.00%
                         1776 Heritage Drive
                         No. Quincy, MA  02171
------------------------------------------------------------------------------------------------------------
Class IA-4               JPMorgan Chase Bank                                       $8,000,000        66.67%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
                         Citibank/Private Banking Division                         $4,000,000        33.33%
                         333 W. 34th Street
                         New York, NY 10001
------------------------------------------------------------------------------------------------------------
Class IA-5               Bankers Trust Company                                     $2,000,000        15.38%
                         648 Grassmere Park Road
                         Nashville, TN 37211
------------------------------------------------------------------------------------------------------------
                         Wells Fargo Bank Minnesota, N.A.                         $11,000,000        84.62%
                         733 Marquette Avenue
                         N9306-051
                         Minneapolis, MN 55479
------------------------------------------------------------------------------------------------------------
Class IM-1               JPMorgan Chase Bank                                       $6,987,000       100.00%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
Class IM-2               Citibank, N.A.                                            $2,275,000       100.00%
                         3800 Citibank Center
                         Tampa, FL  33630
------------------------------------------------------------------------------------------------------------
Class IB                 JPMorgan Chase Bank                                       $2,438,000       100.00%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
Class IIA-1              Bank of New York (The)                                   $37,000,000        26.69%
                         925 Patterson Plank Road
                         Secaucus, NJ  07094
------------------------------------------------------------------------------------------------------------
                         Boston Safe Deposit & Trust Company                      $35,000,000        25.24%
                         525 William Penn Place, Suite 3631
                         Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                      $66,650,000        48.04%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------
Chase Funding, Inc.      Name & Address of Participant                 Original Certificate   % of Class
                                                                       Principal Balance
------------------------------------------------------------------------------------------------------------
Class IIA-2              Boston Safe Deposit & Trust Company                      $25,000,000        42.55%
                         525 William Penn Place, Suite 3631
                         Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                       $7,000,000        11.91%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
                         Citibank, N.A.                                            $5,250,000         8.94%
                         3800 Citibank Center
                         Tampa, FL  33630
------------------------------------------------------------------------------------------------------------
                         Northern Trust Company (The)                              $7,000,000        11.91%
                         801 S. Canal C-IN
                         Chicago, IL  60607
------------------------------------------------------------------------------------------------------------
                         SSB - Trust Custody                                      $12,000,000        20.43%
                         225 Franklin Street, M4
                         Boston, MA  02110
------------------------------------------------------------------------------------------------------------
Class IIM-1              Bank One Trust Company, N.A.                             $17,625,000       100.00%
                         340 South Cleveland Avenue
                         Columbus, OH  43240
------------------------------------------------------------------------------------------------------------
Class IIM-2              Bank of New York (The)                                   $11,750,000       100.00%
                         925 Patterson Plank Road
                         Secaucus, NJ  07094
------------------------------------------------------------------------------------------------------------
Class IIB                J.P. Morgan Securities Inc., - Fixed Income                  500,000         6.08%
                         4 New York Plaza, 9th Floor
                         New York, NY 10041
------------------------------------------------------------------------------------------------------------
                         LBI - Lehman Government Securities Inc. (LBI)              2,000,000        24.32%
                         101 Hudson Street, 30th Floor
                         Jersey City, NJ 07302
------------------------------------------------------------------------------------------------------------
                         State Street Bank & Trust Company                          5,500,000        66.87%
                         1776 Heritage Drive
                         No. Quincy, MA  02171
------------------------------------------------------------------------------------------------------------
Series 1999-2
------------------------------------------------------------------------------------------------------------
Class IA-2               Bankers Trust Company                                     $5,100,000         9.63%
                         648 Grassmere Park Drive
                         Nashville, TN  37211
------------------------------------------------------------------------------------------------------------
                         Boston Safe Deposit & Trust Company                      $11,900,000        22.48%
                         525 William Penn Place, Suite 3631
                         Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                       $8,540,000        16.13%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
                         J.P. Morgan Securities Inc., - Fixed Income               $3,775,000         7.13%
                         4 New York Plaza, 9th Floor
                         New York, NY 10041
------------------------------------------------------------------------------------------------------------
                         PNC Bank, National Association                           $10,000,000        18.89%
                         1600 Market Street
                         Philadelphia, PA 19103
------------------------------------------------------------------------------------------------------------
                         State Street Bank and Trust Company                      $10,025,000        18.94%
                         1776 Heritage Drive
                         No. Quincy, MA  02171
------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------
Chase Funding, Inc.      Name & Address of Participant                 Original Certificate   % of Class
                                                                       Principal Balance
------------------------------------------------------------------------------------------------------------
Class IA-3               Bank of New York (The)                                    $5,000,000       100.00%
                         925 Patterson Plank Road
                         Secaucus, NJ  07094
------------------------------------------------------------------------------------------------------------
Class IA-4               Bank of New York (The)                                    $9,000,000        46.29%
                         925 Patterson Plank Road
                         Secaucus, NJ  07094
------------------------------------------------------------------------------------------------------------
                         Citibank, N.A.                                           $10,441,000        53.71%
                         3800 Citibank Center
                         Tampa, FL  33630
------------------------------------------------------------------------------------------------------------
Class IA-5               Bank of New York (The)                                   $14,000,000        58.33%
                         925 Patterson Plank Road
                         Secaucus, NJ  07094
------------------------------------------------------------------------------------------------------------
                         Wells Fargo Bank Minnesota, N.A.                         $10,000,000        41.67%
                         733 Marquette Avenue
                         N9306-051
                         Minneapolis, MN 55479
------------------------------------------------------------------------------------------------------------
Class IM-1               JPMorgan Chase Bank                                       $9,000,000       100.00%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
Class IM-2               JPMorgan Chase Bank                                       $3,750,000        50.00%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
                         Citibank, N.A.                                            $3,750,000        50.00%
                         3800 Citibank Center
                         Tampa, FL  33630
------------------------------------------------------------------------------------------------------------
Class IB                 First Union National Bank                                 $3,000,000        54.55%
                         1 World Trade Center, 47th Fl
                         New York, NY 10048
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                         $500,000         9.09%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank/CCSG                                  $2,000,000        36.36%
                         P.O. Box 2558
                         Houston, TX 77252
------------------------------------------------------------------------------------------------------------
Class IIA-1              Bank of New York (The)                                  $198,675,000        61.33%
                         925 Patterson Plank Road
                         Secaucus, NJ  07094
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                      $38,000,000        11.73%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
                         Northern Trust Company (The)                             $18,000,000         5.56%
                         801 S. Canal C-IN
                         Chicago, IL  60607
------------------------------------------------------------------------------------------------------------
                         Merrill Lynch, Pierce Fenner & Smith                     $69,275,000        21.38%
                         Safekeeping
                         4 Corporate Park 287
                         Piscataway, NJ 08855
------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------
Chase Funding, Inc.      Name & Address of Participant                 Original Certificate   % of Class
                                                                       Principal Balance
------------------------------------------------------------------------------------------------------------
Class IIM-1              Bank of New York (The)                                    $5,000,000        21.93%
                         925 Patterson Plank Road
                         Secaucus, NJ  07094
------------------------------------------------------------------------------------------------------------
                         Bank One Trust Company, N.A.                             $12,800,000        56.14%
                         340 South Cleveland Avenue
                         Columbus, OH  43240
------------------------------------------------------------------------------------------------------------
                         UMB Bank, National Association                            $5,000,000        21.93%
                         928 Grand Blvd
                         Kansas City, MO 64106
------------------------------------------------------------------------------------------------------------
Class IIM-2              Bank of New York (The)                                    $8,050,000        44.60%
                         925 Patterson Plank Road
                         Secaucus, NJ  07094
------------------------------------------------------------------------------------------------------------
                         FUNB - Phila. Main                                        $5,000,000        27.70%
                         123 South Broad Street
                         Philadelphia, PA 19109
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                       $5,000,000        27.70%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
Class IIB                Bank of New York (The)                                    $3,200,000        21.05%
                         925 Patterson Plank Road
                         Secaucus, NJ  07094
------------------------------------------------------------------------------------------------------------
                         Bankers Trust Company                                     $7,000,000        46.05%
                         648 Grassmere Park Drive
                         Nashville, TN  37211
------------------------------------------------------------------------------------------------------------
                         Mizuho Trust & Banking Co. (USA)                          $5,000,000        32.89%
                         666 Fifth Avenue
                         New York, NY 10103
------------------------------------------------------------------------------------------------------------
Series 1999-3
------------------------------------------------------------------------------------------------------------
Class IA-2               Bankers Trust Company                                     $1,250,000         6.25%
                         648 Grassmere Park Drive
                         Nashville, TN  37211
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                      $10,000,000        50.00%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
                         Citibank, N.A.                                            $5,000,000        25.00%
                         3800 Citibank Center
                         Tampa, FL  33630
------------------------------------------------------------------------------------------------------------
                         First Union National Bank                                 $2,600,000        13.00%
                         1 World Trade Center, 47th Fl
                         New York, NY 10048
------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------
Chase Funding, Inc.      Name & Address of Participant                 Original Certificate   % of Class
                                                                       Principal Balance
------------------------------------------------------------------------------------------------------------
Class IA-3               Bank of New York (The)                                    $1,000,000         6.06%
                         925 Patterson Plank Road
                         Secaucus, NJ  07094
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                       $6,000,000        36.36%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
                         Citibank, N.A.                                            $9,500,000        57.58%
                         3800 Citibank Center
                         Tampa, FL  33630
------------------------------------------------------------------------------------------------------------
Class IA-4               Banc of America Securities LLC                            $5,000,000        27.78%
                         300 Harmon Meadow Blvd
                         Secaucus, NJ 07094
------------------------------------------------------------------------------------------------------------
                         Citibank, N.A.                                           $10,000,000        55.56%
                         3800 Citibank Center
                         Tampa, FL  33630
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                       $3,000,000        16.67%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
Class IA-5               Bank of New York (The)                                    $6,000,000        55.30%
                         925 Patterson Plank Road
                         Secaucus, NJ  07094
------------------------------------------------------------------------------------------------------------
                         Citibank, N.A.                                            $4,850,000        44.70%
                         3800 Citibank Center
                         Tampa, FL  33630
------------------------------------------------------------------------------------------------------------
Class IA-6               Bank of New York (The)                                   $12,150,000       100.00%
                         925 Patterson Plank Road
                         Secaucus, NJ  07094
------------------------------------------------------------------------------------------------------------
Class IM-1               Bank of New York (The)                                    $3,000,000        44.44%
                         925 Patterson Plank Road
                         Secaucus, NJ  07094
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                       $3,750,000        55.56%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
Class IM-2               FUNB - Phila. Main                                        $1,712,000        46.12%
                         123 South Broad Street
                         Philadelphia, PA 19109
------------------------------------------------------------------------------------------------------------
                         Boston Safe Deposit & Trust Company                       $2,000,000        53.88%
                         525 William Penn Place, Suite 3631
                         Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------
Class IB                 FUNB - Phila. Main                                        $1,538,000        50.63%
                         123 South Broad Street
                         Philadelphia, PA 19109
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                       $1,500,000        49.37%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------
Chase Funding, Inc.      Name & Address of Participant                 Original Certificate   % of Class
                                                                       Principal Balance
------------------------------------------------------------------------------------------------------------
Class IIA-1              Bankers Trust Company                                    $24,500,000        11.83%
                         648 Grassmere Park Drive
                         Nashville, TN  37211
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                      $55,000,000        26.57%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
                         Merrill Lynch, Pierce Fenner & Smith                    $117,525,000        56.77%
                         Safekeeping
                         4 Corporate Park 287
                         Piscataway, NJ 08855
------------------------------------------------------------------------------------------------------------
Class IIB                First Union National Bank                                 $4,000,000        36.28%
                         1 World Trade Center, 47th Fl
                         New York, NY 10048
------------------------------------------------------------------------------------------------------------
                         FUNB - Phila. Main                                        $6,025,000        50.11%
                         123 South Broad Street
                         Philadelphia, PA 19109
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                       $1,000,000         9.07%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
Class IIM-1              Bank One Trust Company, N.A.                             $15,925,000       100.00%
                         340 South Cleveland Avenue
                         Columbus, OH  43240
------------------------------------------------------------------------------------------------------------
Class IIM-2              FUNB - Phila. Main                                        $5,525,000        50.11%
                         123 South Broad Street
                         Philadelphia, PA 19109
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                       $5,500,000        49.89%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
Series 1999-4
------------------------------------------------------------------------------------------------------------
Class IA-1               JPMorgan Chase Bank                                      $12,500,000        29.07%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
                         First Union National Bank                                $13,000,000        30.23%
                         1 World Trade Center, 47th Fl
                         New York, NY 10048
------------------------------------------------------------------------------------------------------------
                         HSBC Bank USA/Treasury Department                        $17,500,000        40.70%
                         140 Broadway - Level A
                         New York, NY  10015
------------------------------------------------------------------------------------------------------------
Class IA-2               Boston Safe Deposit & Trust Company                       $4,200,000        22.70%
                         525 William Penn Place, Suite 3631
                         Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------
                         First Union National Bank                                 $5,500,000        29.73%
                         1 World Trade Center, 47th Fl
                         New York, NY 10048
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                       $1,000,000         5.41%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
                         SSB - Trust Custody                                       $7,800,000        42.16%
                         225 Franklin Street, M4
                         Boston, MA  02110
------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------
Chase Funding, Inc.      Name & Address of Participant                 Original Certificate   % of Class
                                                                       Principal Balance
------------------------------------------------------------------------------------------------------------
Class IA-3               Boston Safe Deposit & Trust Company                       $2,000,000        10.81%
                         525 William Penn Place, Suite 3631
                         Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                       $6,500,000        35.14%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
                         First Union National Bank                                 $5,500,000        29.73%
                         1 World Trade Center, 47th Fl
                         New York, NY 10048
------------------------------------------------------------------------------------------------------------
                         SSB - Trust Custody                                       $4,500,000        24.32%
                         225 Franklin Street, M4
                         Boston, MA  02110
------------------------------------------------------------------------------------------------------------
Class IA-4               Banc of America Securities LLC                            $1,000,000         6.25%
                         300 Harmon Meadow Blvd
                         Secaucus, NJ 07094
------------------------------------------------------------------------------------------------------------
                         Bank of New York (The)                                    $9,000,000        56.25%
                         925 Patterson Plank Road
                         Secaucus, NJ  07094
------------------------------------------------------------------------------------------------------------
                         Brown Brothers Harriman & Co.                             $1,000,000         6.25%
                         63 Wall Street, 8th Floor
                         New York, NY  10005
------------------------------------------------------------------------------------------------------------
                         First Union National Bank                                 $5,000,000        31.25%
                         1 World Trade Center, 47th Fl
                         New York, NY 10048
------------------------------------------------------------------------------------------------------------
Class IA-5               Bankers Trust Company                                     $3,550,000        30.50%
                         648 Grassmere Park Drive
                         Nashville, TN  37211
------------------------------------------------------------------------------------------------------------
                         U.S. Bank N.A.                                            $4,140,000        35.57%
                         1555 N. Rivercenter Dr Ste 0300
                         Milwaukee, WI 53212
------------------------------------------------------------------------------------------------------------
                         First Union National Bank                                 $3,500,000        30.07%
                         1 World Trade Center, 47th Fl
                         New York, NY 10048
------------------------------------------------------------------------------------------------------------
Class IA-6               Bankers Trust Company                                     $2,000,000        16.72%
                         648 Grassmere Park Drive
                         Nashville, TN  37211
------------------------------------------------------------------------------------------------------------
                         Boston Safe Deposit & Trust Company                       $6,460,000        54.01%
                         525 William Penn Place, Suite 3631
                         Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------
                         First Union National Bank                                 $3,500,000        29.26%
                         1 World Trade Center, 47th Fl
                         New York, NY 10048
------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------
Chase Funding, Inc.      Name & Address of Participant                 Original Certificate   % of Class
                                                                       Principal Balance
------------------------------------------------------------------------------------------------------------
Class IM-1               FUNB - Phila. Main                                        $1,400,000        30.77%
                         123 South Broad Street
                         Philadelphia, PA 19109
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                       $2,000,000        43.96%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
                         U.S. Bank N.A.                                            $1,150,000        25.27%
                         1555 N. Rivercenter Dr Ste 0300
                         Milwaukee, WI 53212
------------------------------------------------------------------------------------------------------------
Class IM-2               FUNB - Phila. Main                                          $900,000        30.77%
                         123 South Broad Street
                         Philadelphia, PA 19109
------------------------------------------------------------------------------------------------------------
                         Boston Safe Deposit & Trust Company                       $1,000,000        34.19%
                         525 William Penn Place
                         Suite 3631
                         Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                       $1,025,000        35.04%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
Class IB                 FUNB - Phila. Main                                          $900,000        30.77%
                         123 South Broad Street
                         Philadelphia, PA 19109
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                       $2,025,000        69.23%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
Class IIA-1              Bankers Trust Company                                    $17,000,000         8.28%
                         648 Grassmere Park Drive
                         Nashville, TN  37211
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                      $62,000,000        30.21%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
                         Deutsche Banc Alex Brown Inc.                            $40,200,000        19.59%
                         P.O. Box 1776
                         Baltimore, MD 21203
------------------------------------------------------------------------------------------------------------
                         Merrill Lynch, Pierce Fenner & Smith                     $86,000,000        41.91%
                         Safekeeping
                         4 Corporate Park 287
                         Piscataway, NJ 08855
------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------
Chase Funding, Inc.      Name & Address of Participant                 Original Certificate   % of Class
                                                                       Principal Balance
------------------------------------------------------------------------------------------------------------
Class IIM-1              JPMorgan Chase Bank                                      $14,760,000       100.00%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
Class IIM-2              FUNB - Phila. Main                                        $3,000,000        28.74%
                         123 South Broad Street
                         Philadelphia, PA 19109
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                       $7,440,000        71.26%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
Class IIB                FUNB - Phila. Main                                        $9,600,000       100.00%
                         123 South Broad Street
                         Philadelphia, PA 19109
------------------------------------------------------------------------------------------------------------
Series 2000-1
------------------------------------------------------------------------------------------------------------
Class IA-1               Bankers Trust Company                                    $34,800,000        77.68%
                         648 Grassmere Park Drive
                         Nashville, TN  37211
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                      $10,000,000        22.32%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
Class IA-2               Boston Safe Deposit & Trust Company                       $1,750,000        10.00%
                         525 William Penn Place, Suite 3631
                         Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------
                         Citibank, N.A.                                            $2,500,000        14.29%
                         3800 Citibank Center
                         Tampa, FL  33630
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                       $8,750,000        50.00%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
                         State Street Bank & Trust Company                         $4,000,000        22.86%
                         1776 Heritage Drive
                         No. Quincy, MA  02171
------------------------------------------------------------------------------------------------------------
Class IA-3               Allfirst Bank                                             $6,000,000        35.29%
                         100 E. Pratt Street 17th Fl
                         Baltimore, MD 21202
------------------------------------------------------------------------------------------------------------
                         Bankers Trust Company                                     $3,000,000        17.65%
                         648 Grassmere Park Drive
                         Nashville, TN  37211
------------------------------------------------------------------------------------------------------------
                         Boston Safe Deposit & Trust Company                       $7,000,000        41.18%
                         525 William Penn Place, Suite 3631
                         Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                       $1,000,000         5.88%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------
Chase Funding, Inc.      Name & Address of Participant                 Original Certificate   % of Class
                                                                       Principal Balance
------------------------------------------------------------------------------------------------------------
Class IA-4               Bank of New York (The)                                    $5,000,000        29.41%
                         925 Patterson Plank Road
                         Secaucus, NJ  07094
------------------------------------------------------------------------------------------------------------
                         Citibank, N.A.                                           $12,000,000        70.59%
                         3800 Citibank Center
                         Tampa, FL  33630
------------------------------------------------------------------------------------------------------------
Class IA-5               Bank of New York (The)                                    $7,170,000        70.50%
                         925 Patterson Plank Road
                         Secaucus, NJ  07094
------------------------------------------------------------------------------------------------------------
                         Northern Trust Company (The)                              $3,000,000        29.50%
                         801 S. Canal C-IN
                         Chicago, IL  60607
------------------------------------------------------------------------------------------------------------
Class IA-6               JPMorgan Chase Bank                                       $9,830,000        83.09%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
                         Northern Trust Company (The)                              $2,000,000        16.91%
                         801 S. Canal C-IN
                         Chicago, IL  60607
------------------------------------------------------------------------------------------------------------
Class IM-1               Bankers Trust Company                                     $3,900,000       100.00%
                         648 Grassmere Park Drive
                         Nashville, TN  37211
------------------------------------------------------------------------------------------------------------
Class IM-2               Barclays Capital Inc./ Barclays PLC, London               $2,000,000        47.34%
                         Branch
                         222 Broadway
                         New York, NY 10038
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank/CCSG                                  $2,225,000        52.66%
                         P.O. Box 2558
                         Houston, TX 77252
------------------------------------------------------------------------------------------------------------
Class IB                 Barclays Capital Inc./ Barclays PLC, London               $3,575,000       100.00%
                         Branch
                         222 Broadway
                         New York, NY 10038
------------------------------------------------------------------------------------------------------------
Class IIA-1              Bank of New York (The)                                   $20,000,000         8.35%
                         925 Patterson Plank Road
                         Secaucus, NJ  07094
------------------------------------------------------------------------------------------------------------
                         Bankers Trust Company                                    $29,400,000        12.28%
                         648 Grassmere Park Drive
                         Nashville, TN  37211
------------------------------------------------------------------------------------------------------------
                         The Bank of New York/JP Morgan PPB                       $25,000,000        10.44%
                         One Wall Street
                         New York, NY 10286
------------------------------------------------------------------------------------------------------------
                         Merrill Lynch, Pierce Fenner & Smith                    $165,000,000        68.92%
                         Safekeeping
                         4 Corporate Park 287
                         Piscataway, NJ 08855
------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------
Chase Funding, Inc.      Name & Address of Participant                 Original Certificate   % of Class
                                                                       Principal Balance
------------------------------------------------------------------------------------------------------------
Class IIM-1              Bank of New York (The)                                   $16,100,000       100.00%
                         925 Patterson Plank Road
                         Secaucus, NJ  07094
------------------------------------------------------------------------------------------------------------
Class IIM-2              JPMorgan Chase Bank                                       $9,300,000        69.92%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
                         State Street Bank & Trust Company                         $4,000,000        30.08%
                         1776 Heritage Drive
                         No. Quincy, MA  02171
------------------------------------------------------------------------------------------------------------
Class IIB                Bank of New York (The)                                    $3,500,000        31.25%
                         925 Patterson Plank Road
                         Secaucus, NJ  07094
------------------------------------------------------------------------------------------------------------
                         Bankers Trust Company                                     $3,200,000        28.57%
                         648 Grassmere Park Drive
                         Nashville, TN  37211
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                       $3,500,000        31.25%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
                         Mizho Trust & Banking Co.                                 $1,000,000         8.93%
                         666 Fifth Avenue, Suite 802
                         New York, NY 10103
------------------------------------------------------------------------------------------------------------
Series 2000-2
------------------------------------------------------------------------------------------------------------
Class IA-1               Bankers Trust Company                                    $39,000,000        31.25%
                         648 Grassmere Park Drive
                         Nashville, TN  37211
------------------------------------------------------------------------------------------------------------
Class IA-2               Citibank, N.A.                                           $15,000,000        81.08%
                         3800 Citibank Center
                         Tampa, FL  33630
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                       $3,500,000        18.92%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
Class IA-3               Bank of New York (The)                                      $960,000         5.49%
                         925 Patterson Plank Road
                         Secaucus, NJ  07094
------------------------------------------------------------------------------------------------------------
                         Bank One Trust Company, N.A.                                $940,000         5.37%
                         340 South Cleveland Avenue
                         Columbus, OH  43240
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                       $1,555,000         8.89%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
                         Northern Trust Company (The)                              $1,525,000         8.71%
                         801 S. Canal C-IN
                         Chicago, IL  60607
------------------------------------------------------------------------------------------------------------
                         State Street Bank & Trust Company                        $10,540,000        60.23%
                         1776 Heritage Drive
                         No. Quincy, MA  02171
------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------
Chase Funding, Inc.      Name & Address of Participant                 Original Certificate   % of Class
                                                                       Principal Balance
------------------------------------------------------------------------------------------------------------
Class IA-4               Bank of New York (The)                                   $11,950,000        58.29%
                         925 Patterson Plank Road
                         Secaucus, NJ  07094
------------------------------------------------------------------------------------------------------------
                         Boston Safe Deposit & Trust Company                       $3,000,000        14.63%
                         525 William Penn Place, Suite 3631
                         Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------
                         Northern Trust Company (The)                              $4,700,000        22.93%
                         801 S. Canal C-IN
                         Chicago, IL  60607
------------------------------------------------------------------------------------------------------------
Class IA-5               Bank of New York (The)                                    $5,000,000        30.71%
                         925 Patterson Plank Road
                         Secaucus, NJ  07094
------------------------------------------------------------------------------------------------------------
                         Citibank, N.A.                                           $11,280,000        69.29%
                         3800 Citibank Center
                         Tampa, FL  33630
------------------------------------------------------------------------------------------------------------
Class IA-6               JPMorgan Chase Bank                                      $12,420,000       100.00%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
Class IM-1               JPMorgan Chase Bank                                       $4,050,000       100.00%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
Class IM-2               JPMorgan Chase Bank                                       $3,712,500       100.00%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
Class IB                 Bankers Trust Company                                     $3,037,500       100.00%
                         648 Grassmere Park Drive
                         Nashville, TN  37211
------------------------------------------------------------------------------------------------------------
Class IIA-1              The Bank of New York/ Credit Agriole                     $25,000,000         8.94%
                         One Wall Street
                         New York, NY 10286
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                     $102,000,000        36.49%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
                         Merrill Lynch, Pierce Fenner & Smith                    $100,000,000        35.78%
                         Safekeeping
                         4 Corporate Park 287
                         Piscataway, NJ 08855
------------------------------------------------------------------------------------------------------------
                         Northern Trust Company (The)                             $30,365,000        10.86%
                         801 S. Canal C-IN
                         Chicago, IL  60607
------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------
Chase Funding, Inc.      Name & Address of Participant                 Original Certificate   % of Class
                                                                       Principal Balance
------------------------------------------------------------------------------------------------------------
Class IIM-1              Bank One Trust Company, N.A.                             $17,875,000       100.00%
                         340 South Cleveland Avenue
                         Columbus, OH  43240
------------------------------------------------------------------------------------------------------------
Class IIM-2              JPMorgan Chase Bank                                      $12,437,500        80.57%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
                         Mizuho Trust & Banking Co. (USA)                          $3,000,000        19.43%
                         666 Fifth Avenue
                         New York, NY 10103
------------------------------------------------------------------------------------------------------------
Class IIB                Bank of New York (The)                                    $4,000,000        32.82%
                         925 Patterson Plank Road
                         Secaucus, NJ  07094
------------------------------------------------------------------------------------------------------------
                         Bankers Trust Company                                     $4,187,500        34.36%
                         648 Grassmere Park Drive
                         Nashville, TN  37211
------------------------------------------------------------------------------------------------------------
                         Mizuho Trust & Banking Co. (USA)                          $4,000,000        32.82%
                         666 Fifth Avenue
                         New York, NY 10103
------------------------------------------------------------------------------------------------------------
Series 2000-3
------------------------------------------------------------------------------------------------------------
Class IA-1               Bankers Trust Company                                    $17,000,000        37.36%
                         648 Grassmere Park Drive
                         Nashville, TN  37211
------------------------------------------------------------------------------------------------------------
                         Boston Safe Deposit & Trust Company                      $13,500,000        29.67%
                         525 William Penn Place, Suite 3631
                         Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                      $15,000,000        32.97%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
Class IA-2               Bankers Trust Company                                     $2,303,000        10.35%
                         648 Grassmere Park Drive
                         Nashville, TN  37211
------------------------------------------------------------------------------------------------------------
                         Brown Brothers Harriman & Co.                             $3,594,000        16.15%
                         63 Wall Street, 8th Floor
                         New York, NY  10005
------------------------------------------------------------------------------------------------------------
                         SSB Trust Custody                                        $11,000,000        49.44%
                         225 Franklin Street, M4
                         Boston, MA 02110
------------------------------------------------------------------------------------------------------------
                         State Street Bank & Trust Company                         $1,176,000         5.29%
                         1776 Heritage Drive
                         No. Quincy, MA  02171
------------------------------------------------------------------------------------------------------------
                         Wells Fargo Bank Minnesota, N.A.                          $1,222,000         5.49%
                         733 Marquette Avenue
                         Minneapolis, MN 55479
------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------
Chase Funding, Inc.      Name & Address of Participant                 Original Certificate   % of Class
                                                                       Principal Balance
------------------------------------------------------------------------------------------------------------
Class IA-3               Allfirst Bank                                            $10,000,000        48.78%
                         100 E. Pratt Street 17th Fl
                         Baltimore, MD 21202
------------------------------------------------------------------------------------------------------------
                         Bank of New York (The)                                    $4,000,000        19.51%
                         925 Patterson Plank Road
                         Secaucus, NJ  07094
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                       $6,500,000        31.71%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
Class IA-4               Bankers Trust Company                                     $3,900,000        14.72%
                         648 Grassmere Park Drive
                         Nashville, TN  37211
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                      $15,000,000        56.60%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
                         Northern Trust Company (The)                               1,950,000         7.36%
                         801 S. Canal C-IN
                         Chicago, IL  60607
------------------------------------------------------------------------------------------------------------
                         State Street Bank & Trust Company                         $5,500,000        20.75%
                         1776 Heritage Drive
                         No. Quincy, MA  02171
------------------------------------------------------------------------------------------------------------
Class IA-5               JPMorgan Chase Bank                                      $20,250,000          100%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
Class IA-6               Bankers Trust Company                                     $5,500,000        36.67%
                         648 Grassmere Park Drive
                         Nashville, TN  37211
------------------------------------------------------------------------------------------------------------
                         Citibank, N.A.                                            $4,000,000        26.67%
                         3800 Citibank Center
                         Tampa, FL  33630
------------------------------------------------------------------------------------------------------------
                         SSB Trust Custody                                         $5,500,000        36.67%
                         225 Franklin Street, M4
                         Boston, MA 02110
------------------------------------------------------------------------------------------------------------
Class IM-1               Bank of New York (The)                                    $2,600,000        72.22%
                         925 Patterson Plank Road
                         Secaucus, NJ  07094
------------------------------------------------------------------------------------------------------------
                         Bank One, Oklahoma, N.A.                                  $1,000,000        27.78%
                         100 N. Broadway 6th Fl
                         Oklahoma City, OK 73102
------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------
Chase Funding, Inc.      Name & Address of Participant                 Original Certificate   % of Class
                                                                       Principal Balance
------------------------------------------------------------------------------------------------------------
Class IM-2               Barclays Capital Inc./ Barclays PLC, London               $3,200,000       100.00%
                         Branch
                         222 Broadway
                         New York, NY 10038
------------------------------------------------------------------------------------------------------------
Class IB                 Barclays Capital Inc./ Barclays PLC, London               $3,200,000       100.00%
                         Branch
                         222 Broadway
                         New York, NY 10038
------------------------------------------------------------------------------------------------------------
Class IIA-1              Boston Safe Deposit & Trust Company                      $25,525,000         5.30%
                         525 William Penn Place, Suite 3631
                         Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                      $63,000,000        13.08%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
                         Investors Bank & Trust Company                           $44,600,000         9.26%
                         200 Clarendon Street, 15th Fl
                         Boston, MA 02116
------------------------------------------------------------------------------------------------------------
                         Merrill Lynch, Pierce Fenner & Smith                    $200,000,000        41.53%
                         Safekeeping
                         4 Corporate Park 287
                         Piscataway, NJ 08855
------------------------------------------------------------------------------------------------------------
                         Northern Trust Company (The)                             $24,500,000         5.09%
                         801 S. Canal C-IN
                         Chicago, IL  60607
------------------------------------------------------------------------------------------------------------
                         State Street Bank & Trust Company                        $89,475,000        18.58%
                         1776 Heritage Drive
                         No. Quincy, MA  02171
------------------------------------------------------------------------------------------------------------
Class IIM-1              Bank One Trust Company, N.A.                             $11,800,000        38.31%
                         340 South Cleveland Avenue
                         Columbus, OH  43240
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                       $3,700,000        12.01%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
                         State Street Bank & Trust Company                        $15,300,000        49.68%
                         1776 Heritage Drive
                         No. Quincy, MA  02171
------------------------------------------------------------------------------------------------------------
Class IIM-2              Boston Safe Deposit & Trust Company                      $10,000,000        37.59%
                         525 William Penn Place
                         Suite 3631
                         Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                      $16,600,000        62.41%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------
Chase Funding, Inc.      Name & Address of Participant                 Original Certificate   % of Class
                                                                       Principal Balance
------------------------------------------------------------------------------------------------------------
Class IIB                State Street Bank & Trust Company                          $9,000,00        42.86%
                         1776 Heritage Drive
                         No. Quincy, MA  02171
------------------------------------------------------------------------------------------------------------
                         Wells Fargo Bank Minnesota, N.A.                         $12,000,000        57.14%
                         733 Marquette Avenue
                         N9306-051
                         Minneapolis, MN 55479
------------------------------------------------------------------------------------------------------------
Series 2001-1
------------------------------------------------------------------------------------------------------------
Class IA-1               Bankers Trust Company                                    $10,500,000        25.93%
                         648 Grassmere Park Drive
                         Nashville, TN  37211
------------------------------------------------------------------------------------------------------------
                         Boston Safe Deposit & Trust Company                      $30,000,000        74.07%
                         525 William Penn Place
                         Suite 3631
                         Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------
Class IA-2               Boston Safe Deposit & Trust Company                       $1,000,000         6.35%
                         525 William Penn Place, Suite 3631
                         Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------
                         Citibank, N.A.                                           $48,750,000        55.56%
                         3800 Citibank Center
                         Tampa, FL  33630
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                       $6,000,000        38.10%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
Class IA-3               Citibank, N.A.                                            $7,500,000        38.96%
                         3800 Citibank Center
                         Tampa, FL  33630
------------------------------------------------------------------------------------------------------------
                         Fleet National Bank                                       $1,660,000         8.62%
                         159 East Main Street
                         Rochester, NY 14638
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                       $4,000,000        20.78%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
                         Northern Trust Company (The)                              $2,025,000        10.52%
                         801 S. Canal C-IN
                         Chicago, IL  60607
------------------------------------------------------------------------------------------------------------
                         U.S. Bancorp Piper Jaffray Inc.                           $1,000,000         5.19%
                         Institutional Financial Services
                         Minneapolis, MN 55402
------------------------------------------------------------------------------------------------------------
Class IA-4               Bank of New York (The)                                    $5,500,000        28.21%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
------------------------------------------------------------------------------------------------------------
                         Boston Safe Deposit & Trust Company                       $1,000,000         5.13%
                         525 William Penn Place
                         Suite 3631
                         Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------
                         Citibank, N.A.                                            $5,000,000        25.64%
                         3800 Citibank Center
                         Tampa, FL  33630
------------------------------------------------------------------------------------------------------------
                         First Union National Bank                                 $1,500,000         7.69%
                         1 World Trade Center, 47th Fl
                         New York, NY 10048
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                       $3,000,000        15.38%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
                         State Street Bank & Trust Company                         $2,000,000        10.26%
                         1776 Heritage Drive
                         No. Quincy, MA  02171
------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------
Chase Funding, Inc.      Name & Address of Participant                 Original Certificate   % of Class
                                                                       Principal Balance
------------------------------------------------------------------------------------------------------------
Class IA-5               JPMorgan Chase Bank                                      $10,476,250        63.58%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
                         Northern Trust Company (The)                              $1,000,000         6.07%
                         801 S. Canal C-IN
                         Chicago, IL  60607
------------------------------------------------------------------------------------------------------------
                         SEI Trust Company                                         $5,000,000        30.35%
                         1 Freedom Valley Drive
                         Oaks, PA 19456
------------------------------------------------------------------------------------------------------------
Class IA-6               Bankers Trust Company                                     $4,386,250        35.41%
                         648 Grassmere Park Road
                         Nashville, TN 37211
------------------------------------------------------------------------------------------------------------
                         Citibank, N.A.                                            $6,000,000        48.44%
                         3800 Citibank Center
                         Tampa, FL  33630
------------------------------------------------------------------------------------------------------------
                         State Street Bank & Trust Company                        $1,7000,000        13.72%
                         1776 Heritage Drive
                         No. Quincy, MA  02171
------------------------------------------------------------------------------------------------------------
Class IM-1               State Street Bank & Trust Company                         $4,387,500          100%
                         1776 Heritage Drive
                         No. Quincy, MA  02171
------------------------------------------------------------------------------------------------------------
Class IM-2               Fleet National Bank                                       $1,000,000        26.94%
                         159 East Main Street
                         Rochester, NY 14638
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank/CCSG                                  $2,712,500        73.06%
                         P.O. Box 2558
                         Houston, TX 77252
------------------------------------------------------------------------------------------------------------
Class IB                 JPMorgan Chase Bank/CCSG                                  $3,037,500          100%
                         P.O. Box 2558
                         Houston, TX 77252
------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------
Chase Funding, Inc.      Name & Address of Participant                 Original Certificate   % of Class
                                                                       Principal Balance
------------------------------------------------------------------------------------------------------------
Class IIA-1              Bank of New York (The)                                   $84,800,000        19.91%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
------------------------------------------------------------------------------------------------------------
                         Bankers Trust Company                                    $96,000,000        22.54%
                         648 Grassmere Park Road
                         Nashville, TN 37211
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                      $62,500,000        14.67%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
                         Merrill Lynch, Pierce Fenner & Smith                    $154,500,000        36.27%
                         Safekeeping
                         4 Corporate Park 287
                         Piscataway, NJ 08855
------------------------------------------------------------------------------------------------------------
Class IIM-1              Bank of New York (The)                                   $17,700,000        70.24%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
------------------------------------------------------------------------------------------------------------
                         Bankers Trust Company                                    $96,000,000        22.54%
                         648 Grassmere Park Road
                         Nashville, TN 37211
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                      $62,500,000        14.67%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
                         Merrill Lynch, Pierce Fenner & Smith                    $154,500,000        36.27%
                         Safekeeping
                         4 Corporate Park 287
                         Piscataway, NJ 08855
------------------------------------------------------------------------------------------------------------
Class IIM-2              Bank of New York (The)                                   $10,000,000        49.02%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
------------------------------------------------------------------------------------------------------------
                         Bankers Trust Company                                     $7,000,000        34.31%
                         648 Grassmere Park Road
                         Nashville, TN 37211
------------------------------------------------------------------------------------------------------------
                         UNB Bank, National Association                            $3,400,000        16.67%
                         928 Grand Blvd
                         Kansas City, MO 64106
------------------------------------------------------------------------------------------------------------
Class IIB                JPMorgan Chase Bank                                       $4,200,000        50.00%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
                         First Union National Bank                                 $4,200,000        50.00%
                         1 World Trade Center, 47th Fl
                         New York, NY 10048
------------------------------------------------------------------------------------------------------------
Series 2001-2
------------------------------------------------------------------------------------------------------------
Class IA-1               Bank of New York (The)                                    $1,955,000         5.21%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
------------------------------------------------------------------------------------------------------------
                         Boston Safe Deposit & Trust Company                      $20,225,000        53.93%
                         525 William Penn Place
                         Suite 3631
                         Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------
                         Citibank, N.A.                                            $5,345,000        14.25%
                         3800 Citibank Center
                         Tampa, FL  33630
------------------------------------------------------------------------------------------------------------
                         J.P. Morgan Securities Inc., - Fixed Income               $1,900,000         5.07%
                         4 New York Plaza, 9th Floor
                         New York, NY 10041
------------------------------------------------------------------------------------------------------------
                         Northern Trust Company (The)                              $3,990,000        10.64%
                         801 S. Canal C-IN
                         Chicago, IL  60607
------------------------------------------------------------------------------------------------------------
                         State Street Bank & Trust Company                         $2,780,000         7.41%
                         1776 Heritage Drive
                         No. Quincy, MA  02171
------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------
Chase Funding, Inc.      Name & Address of Participant                 Original Certificate   % of Class
                                                                       Principal Balance
------------------------------------------------------------------------------------------------------------
Class IA-2               Bank of New York (The)                                    $5,000,000        25.64%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
------------------------------------------------------------------------------------------------------------
                         Bankers Trust Company                                     $2,000,000        10.26%
                         648 Grassmere Park Road
                         Nashville, TN 37211
------------------------------------------------------------------------------------------------------------
                         Citibank, N.A.                                            $6,300,000        32.31%
                         3800 Citibank Center
                         Tampa, FL  33630
------------------------------------------------------------------------------------------------------------
                         Manufactures and Traders Trust Company                    $1,200,000         6.15%
                         P.O. Box 1377
                         Buffalo, NY 14240
------------------------------------------------------------------------------------------------------------
                         State Street Bank & Trust Company                         $1,000,000         5.13%
                         1776 Heritage Drive
                         No. Quincy, MA  02171
------------------------------------------------------------------------------------------------------------
                         Union Bank of Bank of California, N.A                     $2,850,000        14.62%
                         P.O. Box 109
                         San Diego, CA 92112-4103
------------------------------------------------------------------------------------------------------------
Class IA-3               Bank of New York (The)                                   $13,000,000        76.47%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                       $4,000,000        23.53%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
Class IA-4               Bank of New York (The)                                   $10,000,000        45.98%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
------------------------------------------------------------------------------------------------------------
                         Bankers Trust Company                                     $3,500,000        16.09%
                         648 Grassmere Park Road
                         Nashville, TN 37211
------------------------------------------------------------------------------------------------------------
                         Comerica Bank                                             $4,750,000        21.84%
                         411 West Lafayette
                         Detriot, MI 48226
------------------------------------------------------------------------------------------------------------
                         PNC Bank, National Association                            $3,500,000        16.09%
                         1600 Market Street, 29th Floor
                         Philadelphia, PA 19103
------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------
Chase Funding, Inc.      Name & Address of Participant                 Original Certificate   % of Class
                                                                       Principal Balance
------------------------------------------------------------------------------------------------------------
Class IA-5               State Street Bank & Trust Company                        $16,030,000          100%
                         1776 Heritage Drive
                         No. Quincy, MA  02171
------------------------------------------------------------------------------------------------------------
Class IA-6               Bank of New York/Investment Account                      $12,420,000          100%
                         **Participant Contact Not Found**
------------------------------------------------------------------------------------------------------------
Class IM-1               Bank of New York/Investment Account                       $2,000,000        49.38%
                         **Participant Contact Not Found**
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                       $2,050,000        50.62%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
Class IM-2               JPMorgan Chase Bank                                       $4,050,000          100%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
Class IB                 JPMorgan Chase Bank/CCSG                                  $2,700,000          100%
                         P.O. Box 2558
                         Houston, TX 77252
------------------------------------------------------------------------------------------------------------
Class IIA-1              Boston Safe Deposit & Trust Company                     $150,280,000          100%
                         525 William Penn Place, Suite 3631
                         Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------
Class IIA-2              Bank of New York (The)                                   $28,000,000         9.18%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
------------------------------------------------------------------------------------------------------------
                         Bankers Trust Company                                    $45,200,000        14.82%
                         648 Grassmere Park Road
                         Nashville, TN 37211
------------------------------------------------------------------------------------------------------------
                         Citibank, N.A.                                           $28,800,000         9.44%
                         3800 Citibank Center
                         Tampa, FL  33630
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                     $101,980,000        33.44%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
                         Merrill Lynch, Pierce Fenner & Smith                     $93,000,000        30.49%
                         Safekeeping
                         4 Corporate Park 287
                         Piscataway, NJ 08855
------------------------------------------------------------------------------------------------------------
Class IIM-1              Bank of New York (The)                                   $13,537,500        50.07%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
------------------------------------------------------------------------------------------------------------
                         Bankers Trust Company                                     $6,000,000        22.19%
                         648 Grassmere Park Road
                         Nashville, TN 37211
------------------------------------------------------------------------------------------------------------
                         Investors Bank & Trust Company                            $7,500,000        27.74%
                         200 Clarendon Street
                         15th Fl
                         Boston, MA 02116
------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------
Chase Funding, Inc.      Name & Address of Participant                 Original Certificate   % of Class
                                                                       Principal Balance
------------------------------------------------------------------------------------------------------------
Class IIM-2              Bank of New York (The)                                   $12,252,500        71.02%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
------------------------------------------------------------------------------------------------------------
                         Bankers Trust Company                                     $5,000,000        28.98%
                         648 Grassmere Park Road
                         Nashville, TN 37211
------------------------------------------------------------------------------------------------------------
Class IIB                First Union National Bank                                 $4,000,000        25.89%
                         1 World Trade Center, 47th Fl
                         New York, NY 10048
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                       $3,950,000        25.57%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
                         UBS Warburg LLC/CMO                                       $7,500,000        48.54%
                         1000 Harbor Blvd
                         Weekhawken. NJ 07087
------------------------------------------------------------------------------------------------------------
Series 2001-3
------------------------------------------------------------------------------------------------------------
Class IA-1               Bank of New York (The)                                    $9,610,000         16.02%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
------------------------------------------------------------------------------------------------------------
                         Bank One Trust Company, N.A.                              $3,235,000         5.39%
                         340 South Cleveland Avenue
                         Columbus, OH  43240
------------------------------------------------------------------------------------------------------------
                         Boston Safe Deposit & Trust Company                       $5,655,000         9.43%
                         525 William Penn Place, Suite 3631
                         Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------
                         Northern Trust Company (The)                             $14,630,000        24.38%
                         801 S. Canal C-IN
                         Chicago, IL  60607
------------------------------------------------------------------------------------------------------------
                         State Street Bank & Trust Company                        $21,780,000        36.30%
                         1776 Heritage Drive
                         No. Quincy, MA  02171
------------------------------------------------------------------------------------------------------------
Class IA-2               Bank of New York (The)                                    $5,000,000        19.23%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
------------------------------------------------------------------------------------------------------------
                         Bankers Trust Company                                    $12,000,000        46.15%
                         648 Grassmere Park Road
                         Nashville, TN 37211
------------------------------------------------------------------------------------------------------------
                         Boston Safe Deposit & Trust Company                       $5,000,000        19.23%
                         525 William Penn Place, Suite 3631
                         Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                       $4,000,000        15.38%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------
Chase Funding, Inc.      Name & Address of Participant                 Original Certificate   % of Class
                                                                       Principal Balance
------------------------------------------------------------------------------------------------------------
Class IA-3               LaSalle Bank National Association                        $25,000,000        64.10%
                         125 South LaSalle Street
                         Chicago, IL 60603
------------------------------------------------------------------------------------------------------------
                         Northern Trust Company (The)                              $2,275,000         5.83%
                         801 S. Canal C-IN
                         Chicago, IL  60607
------------------------------------------------------------------------------------------------------------
                         State Street Bank & Trust Company                         $8,215,000        21.06%
                         1776 Heritage Drive
                         No. Quincy, MA  02171
------------------------------------------------------------------------------------------------------------
Class IA-4               Bank of New York (The)                                    $2,025,000         6.18%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
------------------------------------------------------------------------------------------------------------
                         Bankers Trust Company                                     $5,950,000        18.17%
                         648 Grassmere Park Road
                         Nashville, TN 37211
------------------------------------------------------------------------------------------------------------
                         Comerica Bank                                             $8,500,000        25.95%
                         411 West Lafayette
                         Detriot, MI 48226
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                       $6,250,000        19.08%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
                         State Street Bank & Trust Company                         $4,750,000        14.50%
                         1776 Heritage Drive
                         No. Quincy, MA  02171
------------------------------------------------------------------------------------------------------------
Class IA-5               Bank of New York (The)                                   $10,000,000        31.77%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
------------------------------------------------------------------------------------------------------------
                         Bankers Trust Company                                    $12,477,250        39.64%
                         648 Grassmere Park Road
                         Nashville, TN 37211
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                       $5,000,000        15.88%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
                         UBS Paine Webber Inc.                                     $4,000,000        12.71%
                         1000 Harbor Blvd
                         Weekhawken, NJ 07087
------------------------------------------------------------------------------------------------------------
Class IA-6               Boston Safe Deposit & Trust Company                      $21,025,250          100%
                         525 William Penn Place, Suite 3631
                         Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------
Class IM-1               Bank of New York (The)                                    $3,209,500        47.07%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
------------------------------------------------------------------------------------------------------------
                         Citibank, N.A.                                            $3,409,500        50.00%
                         3800 Citibank Center
                         Tampa, FL  33630
------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------
Chase Funding, Inc.      Name & Address of Participant                 Original Certificate   % of Class
                                                                       Principal Balance
------------------------------------------------------------------------------------------------------------
Class IM-2               Bankers Trust Company                                     $2,300,000        36.80%
                         648 Grassmere Park Road
                         Nashville, TN 37211
------------------------------------------------------------------------------------------------------------
                         Citibank, N.A.                                            $3,950,750        63.20%
                         3800 Citibank Center
                         Tampa, FL  33630
------------------------------------------------------------------------------------------------------------
Class IB                 Citibank, N.A.                                            $1,988,875        50.00%
                         3800 Citibank Center
                         Tampa, FL  33630
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank/CCSG                                  $1,988,875        50.00%
                         P.O. Box 2558
                         Houston, TX 77252
------------------------------------------------------------------------------------------------------------
Class IIA-1              Bankers Trust Company                                   $266,220,000        35.29%
                         648 Grassmere Park Road
                         Nashville, TN 37211
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                      $83,735,000        11.10%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
                         PNC Bank, National Association                          $308,063,000        40.83%
                         1600 Market Street
                         Philadelphia, PA 19103
------------------------------------------------------------------------------------------------------------
                         State Street Bank & Trust Company                        $65,710,000         8.71%
                         1776 Heritage Drive
                         No. Quincy, MA  02171
------------------------------------------------------------------------------------------------------------
Class IIM-1              JPMorgan Chase Bank                                      $31,385,000        74.05%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
                         Northern Trust Company (The)                             $11,000,000        25.95%
                         801 S. Canal C-IN
                         Chicago, IL  60607
------------------------------------------------------------------------------------------------------------
Class IIM-2              Boston Safe Deposit & Trust Company                      $15,000,000        44.24%
                         525 William Penn Place, Suite 3631
                         Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------
                         Investors Bank & Trust Company                            $2,500,000         7.37%
                         200 Clarendon St 9th Fl
                         Boston, MA 02116
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                      $14,908,000        43.97%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
Class IIB                Bankers Trust Company                                     $1,977,000        11.66%
                         648 Grassmere Park Road
                         Nashville, TN 37211
------------------------------------------------------------------------------------------------------------
                         Credit Suisse First Boston Corporation                    $5,000,000        29.49%
                         C/o ADP Proxy Services
------------------------------------------------------------------------------------------------------------
                         First Union National Bank                                 $2,000,000        11.80%
                         1 World Trade Center, 47th Fl
                         New York, NY 10048
------------------------------------------------------------------------------------------------------------
                         Investors Bank & Trust Company                            $1,977,000        11.66%
                         200 Clarendon St 9th Fl
                         Boston, MA 02116
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank/CCSG                                  $3,000,000        17.96%
                         P.O. Box 2558
                         Houston, TX 77252
------------------------------------------------------------------------------------------------------------
                         LaSalle Bank National Association                         $3,000,000        17.96%
                         125 South LaSalle Street
                         Chicago, IL 60603
------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------
Chase Funding, Inc.      Name & Address of Participant                 Original Certificate   % of Class
                                                                       Principal Balance
------------------------------------------------------------------------------------------------------------
Class IAIO               State Street Bank & Trust Company                        $80,000,000          100%
                         1776 Heritage Drive
                         No. Quincy, MA  02171
------------------------------------------------------------------------------------------------------------
Class IIAIO              State Street Bank & Trust Company                       $290,000,000          100%
                         1776 Heritage Drive
                         No. Quincy, MA  02171
------------------------------------------------------------------------------------------------------------
Series 2001-4
------------------------------------------------------------------------------------------------------------
Class IA-1               Bank of New York (The)                                   $16,290,000        19.51%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
------------------------------------------------------------------------------------------------------------
                         Boston Safe Deposit & Trust Company                       $4,820,000         5.77%
                         525 William Penn Place, Suite 3631
                         Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------
                         Brown Brothers Harriman & Co.                             $7,800,000         9.34%
                         63 Wall Street, 8th Floor
                         New York, NY  10005
------------------------------------------------------------------------------------------------------------
                         Citibank, N.A.                                            $9,385,000        11.24%
                         3800 Citibank Center
                         Tampa, FL  33630
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                      $18,290,000        21.90%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
                         State Street Bank & Trust Company                        $11,260,000        13.49%
                         1776 Heritage Drive
                         No. Quincy, MA  02171
------------------------------------------------------------------------------------------------------------
Class IA-2               JPMorgan Chase Bank                                      $23,750,000          100%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
Class IA-3               Bank of New York (The)                                    $8,825,000        17.05%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
------------------------------------------------------------------------------------------------------------
                         Bankers Trust Company                                    $12,000,000        23.19%
                         648 Grassmere Park Road
                         Nashville, TN 37211
------------------------------------------------------------------------------------------------------------
                         Northern Trust Company (The)                              $7,110,000        13.74%
                         801 S. Canal C-IN
                         Chicago, IL  60607
------------------------------------------------------------------------------------------------------------
                         State Street Bank & Trust Company                        $10,385,000        20.07%
                         1776 Heritage Drive
                         No. Quincy, MA  02171
------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------
Chase Funding, Inc.      Name & Address of Participant                 Original Certificate   % of Class
                                                                       Principal Balance
------------------------------------------------------------------------------------------------------------
Class IA-4               Boston Safe Deposit & Trust Company                       $5,000,000        16.00%
                         525 William Penn Place, Suite 3631
                         Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------
                         Citibank, N.A.                                           $12,250,000        39.20%
                         3800 Citibank Center
                         Tampa, FL  33630
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                       $9,000,000        28.80%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
                         Northern Trust Company (The)                              $4,000,000        12.80%
                         801 S. Canal C-IN
                         Chicago, IL  60607
------------------------------------------------------------------------------------------------------------
Class IA-5               Bank of New York (The)                                    $8,931,000        26.32%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
------------------------------------------------------------------------------------------------------------
                         Bankers Trust Company                                     $5,000,000        14.74%
                         648 Grassmere Park Road
                         Nashville, TN 37211
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                      $20,000,000        58.94%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
Class IA-6               Bank of New York (The)                                   $16,409,000        65.88%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                       $7,000,000        28.10%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
                         Fifth Third Bank (The)                                    $1,500,000         6.02%
                         38 Fountain Square Plaza
                         Cincinnati, O 45263
------------------------------------------------------------------------------------------------------------
Class IM-1               Bank of New York (The)                                    $6,900,000        50.00%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
------------------------------------------------------------------------------------------------------------
                         Citibank, N.A.                                            $6,900,000        50.00%
                         3800 Citibank Center
                         Tampa, FL  33630
------------------------------------------------------------------------------------------------------------
Class IM-2               Citibank, N.A.                                            $2,210,000        35.59%
                         3800 Citibank Center
                         Tampa, FL  33630
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                       $2,000,000        32.21%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
                         LaSalle Bank National Association                         $2,000,000        32.21%
                         125 South LaSalle Street
                         Chicago, IL 60603
------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------
Chase Funding, Inc.      Name & Address of Participant                 Original Certificate   % of Class
                                                                       Principal Balance
------------------------------------------------------------------------------------------------------------
Class IB                 Bankers Trust Company                                     $2,000,000        28.99%
                         648 Grassmere Park Road
                         Nashville, TN 37211
------------------------------------------------------------------------------------------------------------
                         Citibank, N.A.                                            $2,900,000        42.03%
                         3800 Citibank Center
                         Tampa, FL  33630
------------------------------------------------------------------------------------------------------------
                         UBS Paine Webber Inc.                                     $2,000,000        28.99%
                         1000 Harbor Blvd
                         Weekhawken, NJ 07087
------------------------------------------------------------------------------------------------------------
ClassIIA-1               Bankers Trust Company                                    $60,500,000        17.52%
                         648 Grassmere Park Road
                         Nashville, TN 37211
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                     $145,000,000        42.00%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
                         Merrill, Lynch Pierce, Fenner & Smith                   $127,000,000        36.79%
                         Incorporated
                         101 Hudson St 9th Fl
                         Jersey City, NJ 07302
------------------------------------------------------------------------------------------------------------
Class IIM-1              Bank of New York (The)                                   $20,340,000        87.15%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
------------------------------------------------------------------------------------------------------------
Class IIM-2              Bank of New York (The)                                    $4,697,500        43.91%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
------------------------------------------------------------------------------------------------------------
                         Boston Safe Deposit & Trust Company                       $6,725,000        69.15%
                         525 William Penn Place, Suite 3631
                         Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------
                         Investors Bank & Trust Company                            $2,000,000        18.70%
                         200 Clarendon Street, 15th Fl
                         Boston, MA 02116
------------------------------------------------------------------------------------------------------------
Class IIB                Credit Suisse First Boston Corporation                    $6,725,000        69.15%
                         C/o ADP Proxy Services
------------------------------------------------------------------------------------------------------------
                         UBS Warburg LLC/CMO                                       $3,000,000        30.85%
                         1000 Harbor Blvd
                         Weekhawken. NJ 07087
------------------------------------------------------------------------------------------------------------
Series 2001-AD1
------------------------------------------------------------------------------------------------------------
Class IA-1               Bank of New York (The)                                   $50,000,000        22.22%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
------------------------------------------------------------------------------------------------------------
                         Bankers Trust Company                                    $40,000,000        17.78%
                         648 Grassmere Park Road
                         Nashville, TN 37211
------------------------------------------------------------------------------------------------------------
                         Boston Safe Deposit & Trust Company                      $41,330,000        18.37%
                         525 William Penn Place, Suite 3631
                         Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                      $35,000,000        15.56%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
                         State Street Bank & Trust Company                        $32,630,000        14.50%
                         1776 Heritage Drive
                         No. Quincy, MA  02171
------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------
Chase Funding, Inc.      Name & Address of Participant                 Original Certificate   % of Class
                                                                       Principal Balance
------------------------------------------------------------------------------------------------------------
Class IA-2               Bankers Trust Company                                     $7,000,000        14.43%
                         648 Grassmere Park Road
                         Nashville, TN 37211
------------------------------------------------------------------------------------------------------------
                         Citibank, N.A.                                            $3,000,000         6.19%
                         3800 Citibank Center
                         Tampa, FL  33630
------------------------------------------------------------------------------------------------------------
                         Goldman, Sachs & Co.                                      $7,000,000        14.43%
                         180 Maiden Lane
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase New York, NY 10038Bank                    $25,000,000        51.55%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
                         State Street Bank & Trust Company                        $32,630,000        14.50%
                         1776 Heritage Drive
                         No. Quincy, MA  02171
------------------------------------------------------------------------------------------------------------
Class IA-3               Bank of New York (The)                                   $51,000,000        62.58%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
------------------------------------------------------------------------------------------------------------
                         Bankers Trust Company                                     $9,000,000        11.04%
                         648 Grassmere Park Road
                         Nashville, TN 37211
------------------------------------------------------------------------------------------------------------
                         Boston Safe Deposit & Trust Company                       $4,500,000         5.52%
                         525 William Penn Place
                         Suite 3631
                         Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------
                         State Street Bank & Trust Company                         $6,500,000         7.98%
                         1776 Heritage Drive
                         No. Quincy, MA  02171
------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------
Chase Funding, Inc.      Name & Address of Participant                 Original Certificate   % of Class
                                                                       Principal Balance
------------------------------------------------------------------------------------------------------------
Class IA-4               Bank of New York (The)                                    $9,000,000        12.16%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
------------------------------------------------------------------------------------------------------------
                         Bankers Trust Company                                    $12,600,000        17.03%
                         648 Grassmere Park Road
                         Nashville, TN 37211
------------------------------------------------------------------------------------------------------------
                         Boston Safe Deposit & Trust Company                       $6,000,000         8.11%
                         525 William Penn Place
                         Suite 3631
                         Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------
                         Comerica Bank                                            $10,400,000         14.05%
                         411 West Lafayette
                         Detriot, MI 48226
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                       $4,000,000         5.41%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
                         Northern Trust Company (The)                             $11,500,000        15.54%
                         801 S. Canal C-IN
                         Chicago, IL  60607
------------------------------------------------------------------------------------------------------------
                         Wells Fargo Bank Minnesota, N.A.                          $7,950,000        10.74%
                         733 Marquette Avenue
                         N9306-051
                         Minneapolis, MN 55479
------------------------------------------------------------------------------------------------------------
Class IA-5               Bank of New York (The)                                   $16,872,000        28.66%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
------------------------------------------------------------------------------------------------------------
                         Bankers Trust Company                                    $12,000,000        20.38%
                         648 Grassmere Park Road
                         Nashville, TN 37211
------------------------------------------------------------------------------------------------------------
                         Citibank, N.A.                                           $30,000,000        50.96%
                         3800 Citibank Center
                         Tampa, FL  33630
------------------------------------------------------------------------------------------------------------
Class IA-6               Amsouth Bank                                             $16,872,000        28.66%
                         1901 6th Avenue North
                         Birmingham, AL 35203
------------------------------------------------------------------------------------------------------------
                         Bank of New York (The)                                   $12,000,000        20.38%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                       $7,500,000        13.84%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
                         Northern Trust Company (The)                             $15,800,000        29.15%
                         801 S. Canal C-IN
                         Chicago, IL  60607
------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------
Chase Funding, Inc.      Name & Address of Participant                 Original Certificate   % of Class
                                                                       Principal Balance
------------------------------------------------------------------------------------------------------------
Class IM-1               Bank of New York (The)                                   $27,720,000          100%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
------------------------------------------------------------------------------------------------------------
Class IM-2               Citibank, N.A.                                           $24,640,000          100%
                         3800 Citibank Center
                         Tampa, FL  33630
------------------------------------------------------------------------------------------------------------
Class IB                 Citibank, N.A.                                           $18,560,000        86.09%
                         3800 Citibank Center
                         Tampa, FL  33630
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank/CCSG                                  $3,000,000        13.91%
                         P.O. Box 2558
                         Houston, TX 77252
------------------------------------------------------------------------------------------------------------
Class IIA-1              Citibank, N.A.                                            $31,700,00        20.49%
                         3800 Citibank Center
                         Tampa, FL  33630
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                     $123,000,000        79.51%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
Class IIM-1              Investors Bank & Trust Company                            $2,000,000        19.11%
                         200 Clarendon Street
                         15th Fl
                         Boston, MA 02116
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                       $4,465,000        42.67%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
                         J.P. Morgan Securities Inc., - Fixed Income               $2,000,000        19.11%
                         4 New York Plaza, 9th Floor
                         New York, NY 10041
------------------------------------------------------------------------------------------------------------
                         State Street Bank & Trust Company                         $2,000,000        19.11%
                         1776 Heritage Drive
                         No. Quincy, MA  02171
------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------
Chase Funding, Inc.      Name & Address of Participant                 Original Certificate   % of Class
                                                                       Principal Balance
------------------------------------------------------------------------------------------------------------
Class IIM-2              Bank of New York (The)                                      $500,000         5.23%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
------------------------------------------------------------------------------------------------------------
                         Boston Safe Deposit & Trust Company                       $5,555,000        58.14%
                         525 William Penn Place
                         Suite 3631
                         Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------
                         Northern Trust Company (The)                                $500,000         5.23%
                         801 S. Canal C-IN
                         Chicago, IL  60607
------------------------------------------------------------------------------------------------------------
                         State Street Bank & Trust Company                         $3,000,000        31.40%
                         1776 Heritage Drive
                         No. Quincy, MA  02171
------------------------------------------------------------------------------------------------------------
Class IIB                Citibank, N.A.                                            $2,280,000        31.32%
                         3800 Citibank Center
                         Tampa, FL  33630
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank/CCSG                                  $5,000,000        68.68%
                         P.O. Box 2558
                         Houston, TX 77252
------------------------------------------------------------------------------------------------------------
Series 2001-C1
------------------------------------------------------------------------------------------------------------
Class IA-1               Boston Safe Deposit & Trust Company                      $32,750,000          100%
                         525 William Penn Place
                         Suite 3631
                         Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------
Class IA-2               Citibank, N.A.                                           $15,000,000        61.21%
                         3800 Citibank Center
                         Tampa, FL  33630
------------------------------------------------------------------------------------------------------------
                         State Street Bank & Trust Company                         $9,500,000        38.78%
                         1776 Heritage Drive
                         No. Quincy, MA  02171
------------------------------------------------------------------------------------------------------------
Class IA-3               Bank of New York (The)                                    $8,000,000        42.29%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
------------------------------------------------------------------------------------------------------------
                         Credit Suisse First Boston Corporation                   $10,917,000        57.71%
                         C/o ADP Proxy Services
------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------
Chase Funding, Inc.      Name & Address of Participant                 Original Certificate   % of Class
                                                                       Principal Balance
------------------------------------------------------------------------------------------------------------
Class IA-4               Bank of New York (The)                                    $8,463,000          100%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
------------------------------------------------------------------------------------------------------------
Class IM-1               Citibank, N.A.                                            $3,185,000          100%
                         3800 Citibank Center
                         Tampa, FL  33630
------------------------------------------------------------------------------------------------------------
Class IM-2               Citibank, N.A.                                            $2,275,000          100%
                         3800 Citibank Center
                         Tampa, FL  33630
------------------------------------------------------------------------------------------------------------
Class IIA-1              Bankers Trust Company                                    $95,000,000        36.82%
                         648 Grassmere Park Road
                         Nashville, TN 37211
------------------------------------------------------------------------------------------------------------
                         Investors Bank & Trust Company                           $16,730,000         6.48%
                         200 Clarendon Street
                         15th Fl
                         Boston, MA 02116
------------------------------------------------------------------------------------------------------------
                         Merrill Lynch, Pierce Fenner & Smith                    $132,500,000        51.35%
                         Safekeeping
                         4 Corporate Park 287
                         Piscataway, NJ 08855
------------------------------------------------------------------------------------------------------------
Class IIM-1              Bankers Trust Company                                    $95,000,000        36.82%
                         648 Grassmere Park Road
                         Nashville, TN 37211
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                       $5,575,000        52.72%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
Class IIM-2              JPMorgan Chase Bank                                       $9,165,000          100%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
Series 2001-C2
------------------------------------------------------------------------------------------------------------
Class IA-1               Bankers Trust Company                                    $55,445,000        33.00%
                         648 Grassmere Park Road
                         Nashville, TN 37211
------------------------------------------------------------------------------------------------------------
                         Boston Safe Deposit & Trust Company                      $55,890,000        33.27%
                         525 William Penn Place
                         Suite 3631
                         Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------
                         State Street Bank & Trust Company                        $19,955,000        11.88%
                         1776 Heritage Drive
                         No. Quincy, MA  02171
------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------
Chase Funding, Inc.      Name & Address of Participant                 Original Certificate   % of Class
                                                                       Principal Balance
------------------------------------------------------------------------------------------------------------
Class IA-2               Bank of New York (The)                                   $20,000,000        22.54%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
------------------------------------------------------------------------------------------------------------
                         Bank of New York/Investment Account                      $10,000,000        11.27%
                         **Participant Contact Not Found**
------------------------------------------------------------------------------------------------------------
                         Deutsche Banc Alex Brown Inc.                             $5,000,000         5.63%
                         P.O. Box 1776
                         Baltimore, MD 21203
------------------------------------------------------------------------------------------------------------
                         FUNB - Phila. Main                                        $5,500,000         6.20%
                         123 South Broad Street
                         Philadelphia, PA 19109
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                      $18,000,000        20.28%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
                         State Street Bank & Trust Company                         $9,500,000        10.70%
                         1776 Heritage Drive
                         No. Quincy, MA  02171
------------------------------------------------------------------------------------------------------------
                         Wells Fargo Bank Minnesota, N.A.                          $5,250,000         5.92%
                         733 Marquette Avenue
                         N9306-051
                         Minneapolis, MN 55479
------------------------------------------------------------------------------------------------------------
Class IA-3               Bank of New York (The)                                   $17,500,000        40.23%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
------------------------------------------------------------------------------------------------------------
                         Citibank, N.A.                                           $18,000,000        41.38%
                         3800 Citibank Center
                         Tampa, FL  33630
------------------------------------------------------------------------------------------------------------
                         Fleet National Bank                                       $8,000,000        18.39%
                         159 East Main Street
                         Rochester, NY 14638
------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------
Chase Funding, Inc.      Name & Address of Participant                 Original Certificate   % of Class
                                                                       Principal Balance
------------------------------------------------------------------------------------------------------------
Class IA-4               Boston Safe Deposit & Trust Company                      $10,000,000        16.24%
                         525 William Penn Place
                         Suite 3631
                         Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------
                         Citibank, N.A.                                           $31,595,000        51.29%
                         3800 Citibank Center
                         Tampa, FL  33630
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                      $20,000,000        32.47%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
Class IA-5               Bank of New York (The)                                   $10,000,000        24.87%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
------------------------------------------------------------------------------------------------------------
                         Bank of New York/Investment Account                      $30,205,000        75.13%
                         **Participant Contact Not Found**
------------------------------------------------------------------------------------------------------------
Class IM-1               JPMorgan Chase Bank                                      $10,750,000          100%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
Class IM-2               Citibank, N.A.                                            $2,800,000        32.56%
                         3800 Citibank Center
                         Tampa, FL  33630
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                       $5,800,000        67.44%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
Class IB                 Citibank, N.A.                                            $2,000,000        31.01%
                         3800 Citibank Center
                         Tampa, FL  33630
------------------------------------------------------------------------------------------------------------
                         First Union National Bank                                 $2,000,000        31.01%
                         1 World Trade Center, 47th Fl
                         New York, NY 10048
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank/CCSG                                  $2,450,000        37.98%
                         P.O. Box 2558
                         Houston, TX 77252
------------------------------------------------------------------------------------------------------------
Class IIA-1              Bank of New York (The)                                   $35,075,000         7.59%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
------------------------------------------------------------------------------------------------------------
                         Bankers Trust Company                                   $182,000,000        39.39%
                         648 Grassmere Park Road
                         Nashville, TN 37211
------------------------------------------------------------------------------------------------------------
                         FUNB - Phila. Main                                       $25,000,000         5.41%
                         123 South Broad Street
                         Philadelphia, PA 19109
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                      $75,000,000        16.23%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
                         Merrill Lynch, Pierce Fenner & Smith                    $140,000,000        30.30%
                         Safekeeping
                         4 Corporate Park 287
                         Piscataway, NJ 08855
------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------
Chase Funding, Inc.      Name & Address of Participant                 Original Certificate   % of Class
                                                                       Principal Balance
------------------------------------------------------------------------------------------------------------
Class IIM-1              Bankers Trust Company                                     $4,000,000        26.40%
                         648 Grassmere Park Road
                         Nashville, TN 37211
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                      $11,150,000        73.60%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
Class IIM-2              Bankers Trust Company                                     $4,887,000        35.19%
                         648 Grassmere Park Road
                         Nashville, TN 37211
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                       $9,000,000        64.81%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
Class IIB                Bankers Trust Company                                     $2,000,000        17.60%
                         648 Grassmere Park Road
                         Nashville, TN 37211
------------------------------------------------------------------------------------------------------------
                         First Union National Bank                                 $2,000,000        17.60%
                         1 World Trade Center, 47th Fl
                         New York, NY 10048
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                       $1,362,500        11.99%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
                         UBS Warburg LLC/CMO                                       $1,000,000         8.80%
                         1000 Harbor Blvd
                         Weekhawken. NJ 07087
------------------------------------------------------------------------------------------------------------
                         Wells Fargo Bank Minnesota, N.A.                          $5,000,000        44.00%
                         733 Marquette Avenue
                         N9306-051
                         Minneapolis, MN 55479
------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------
Chase Funding, Inc.      Name & Address of Participant                 Original Certificate   % of Class
                                                                       Principal Balance
------------------------------------------------------------------------------------------------------------
Series 2001-C3
------------------------------------------------------------------------------------------------------------
Class A-1                The Bank of New York/CDC-FP                              $20,112,500         7.45%
                         One Wall Street
                         New York, NY  10286
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                      $70,000,000        25.92%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
                         Merrill Lynch, Pierce Fenner & smith                    $113,000,000        41.83%
                         Safekeeping
                         4 Corporate Place
                         Piscataway, NJ  08854
------------------------------------------------------------------------------------------------------------
                         Wells Fargo Bank Minnesota, N.A.                         $62,000,000        22.95%
                         733 Marquette Avenue
                         N9306-051
                         Minneapolis, MN  55479
------------------------------------------------------------------------------------------------------------
Class M-1                Investors Bank & Trust Company                            $5,000,000        27.61%
                         200 Clarendon Street, 9th Floor
                         Corporate Actions Unit/TOP57
                         Boston, MA  02116
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                      $10,000,000        55.21%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
                         J.P. Morgan Securities Inc., - Fixed Income               $3,112,500        17.18%
                         4 New York Plaza
                         New York, NY  10041
------------------------------------------------------------------------------------------------------------
Class M-2                Bank of New York (The)                                    $6,687,500        49.95%
                         925 Patterson Plank Road
                         Secaucus, NJ  07094
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                       $6,700,000        50.05%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
Class B                  Credit Suisse First Boston Corporation                    $7,025,000        63.72%
                         c/o ADP Proxy Services
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank/CCSG                                  $4,000,000        36.28%
                         P.O. Box 2558
                         Houston, TX  77252
------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------
Chase Funding, Inc.      Name & Address of Participant                 Original Certificate   % of Class
                                                                       Principal Balance
------------------------------------------------------------------------------------------------------------
Series 2001-FF1
------------------------------------------------------------------------------------------------------------
Class A1                 Boston Safe Deposit & Trust Company                     $100,021,225          100%
                         525 William Penn Place, Suite 3631
                         Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------
Class A2                 Bankers Trust Company                                    $30,000,000        15.68%
                         648 Grassmere Park Road
                         Nashville, TN 37211
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                      $90,300,000        47.20%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
                         J.P. Morgan Securities Inc., - Fixed Income              $35,000,000        18.30%
                         4 New York Plaza, 9th Floor
                         New York, NY 10041
------------------------------------------------------------------------------------------------------------
                         Merrill Lynch, Pierce Fenner & Smith                     $30,000,000        15.68%
                         Safekeeping
                         4 Corporate Park 287
                         Piscataway, NJ 08855
------------------------------------------------------------------------------------------------------------
Class M-1                Bankers Trust Company                                     $2,500,000        15.06%
                         648 Grassmere Park Road
                         Nashville, TN 37211
------------------------------------------------------------------------------------------------------------
                         Investors Bank & Trust Company                            $2,500,000        15.06%
                         200 Clarendon Street, 15th Fl
                         Boston, MA 02116
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                       $5,599,500        33.73%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
                         Northern Trust Company (The)                              $6,000,000        36.15%
                         801 S. Canal C-IN
                         Chicago, IL  60607
------------------------------------------------------------------------------------------------------------
Class M-2                Bankers Trust Company                                     $2,479,850        24.90%
                         648 Grassmere Park Road
                         Nashville, TN 37211
------------------------------------------------------------------------------------------------------------
                         Investors Bank & Trust Company                            $2,479,850        24.90%
                         200 Clarendon Street, 15th Fl
                         Boston, MA 02116
------------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                       $5,000,000        50.20%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
------------------------------------------------------------------------------------------------------------
Class B                  Bankers Trust Company                                     $4,000,000        40.16%
                         648 Grassmere Park Road
                         Nashville, TN 37211
------------------------------------------------------------------------------------------------------------
                         Citibank, N.A.                                            $2,959,700        29.72%
                         3800 Citibank Center
                         Tampa, FL  33630
------------------------------------------------------------------------------------------------------------
                         Investors Bank & Trust Company                            $3,000,000        30.12%
                         200 Clarendon Street, 15th Fl
                         Boston, MA 02116
------------------------------------------------------------------------------------------------------------


Item 13. Certain Relationships and Related Transactions.

         Omitted.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports of Form 8-K.

         (a)      Exhibits

                  99.1 Servicer's Annual Statement of Compliance for each of the following Series:

                           (i)      Series 1999-1
                           (ii)     Series 1999-2
                           (iii)    Series 1999-3
                           (iv)     Series 1999-4
                           (v)      Series 2000-1
                           (vi)     Series 2000-2
                           (vii)    Series 2000-3
                           (viii)   Series 2001-1
                           (ix)     Series 2001-2
                           (x)      Series 2001-3
                           (xi)     Series 2001-4
                           (xii)    Series 2001-AD1
                           (xiii)   Series 2001-C1
                           (xiv)    Series 2001-C2
                           (xv)     Series 2001-C3
                           (xvi)    Series 2001-FF1

                  99.2 Report prepared by Servicer's certified independent accountants concerning their respective duties for the year ended December 31, 2001:

                           (i)      Series 1999-1: PriceWaterhouseCoopers LLP
                           (ii)     Series 1999-2: see Exhibit 99.2(i)
                           (iii)    Series 1999-3: see Exhibit 99.2(i)
                           (iv)     Series 1999-4: see Exhibit 99.2(i)
                           (v)      Series 2000-1: see Exhibit 99.2(i)
                           (vi)     Series 2000-2: see Exhibit 99.2(i)
                           (vii)    Series 2000-3: see Exhibit 99.2(i)
                           (viii)   Series 2001-1: see Exhibit 99.2(i)
                           (ix)     Series 2001-2: see Exhibit 99.2(i)
                           (x)      Series 2001-3: see Exhibit 99.2(i)
                           (xi)     Series 2001-4: see Exhibit 99.2(i)
                           (xii)    Series 2001-AD1: see Exhibit 99.2(i)
                           (xiii)   Series 2001-C1: see Exhibit 99.2(i)
                           (xiv)    Series 2001-C2: see Exhibit 99.2(i)
                           (xv)     Series 2001-C3: see Exhibit 99.2(i)
                           (xvi)    Series 2001-FF1: see Exhibit 99.2(i)

         (b) Reports on Form 8-K during the last quarter of the prior calendar year.

                  (i) Reports on Form 8-K dated as of October 9, 2001, November 8, 2001 and December 11, 2001 in response to
                           Item 5 of Form 8-K (other events) were filed with respect to information contained in the Distribution Date Statement for each Series delivered for the Distribution Dates occurring in September, October and November 2001, respectively.

                  (ii) Reports on Form 8-K were filed during the last quarter of the prior calendar year for the following series:

                           (A)      Series 2001-AD1
                                    October 2, 2001 in response to Item 5
                                    (structural term sheets, collateral term sheets and computation materials)

                           (B)      Series 2001-AD1
                                    October 4, 2001 in response to Item 5
                                    (computation materials)

                           (C)      Series 2001-3
                                    October 12, 2001 in response to Item 5
                                    (acquisition or disposition of assets)

                           (D)      Series 2001-AD1
                                    October 15, 2001 in response to Item 5
                                    (filing of legality and tax opinions)

                           (E)      Series 2001-AD1
                                    October 30, 2001 in response to Item 5
                                    (acquisition or disposition of assets)

                           (F)      Series 2001-C3
                                    November 1, 2001 in response to Item 5
                                    (acquisition or disposition of assets)

                           (G)      Series 2001-C3
                                    December 5, 2001 in response to Item 5
                                    (structural term sheets, collateral term sheets and computation materials)

                           (H)      Series 2001-4
                                    December 11, 2001 in response to Item 5
                                    (structural term sheets, collateral term sheets and computation materials)

                           (I)      Series 2001-C3
                                    December 12, 2001 in response to Item 5
                                    (computation materials)

                           (J)      Series 2001-4
                                    December 12, 2001 in response to Item 5
                                    (computation materials)

                           (K)      Series 2001-C3
                                    December 18, 2001 in response to Item 5
                                    (filing of legality and tax opinions)

                           (L)      Series 2001-4
                                    December 20, 2001 in response to Item 5
                                    (filing of legality and tax opinions)

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CHASE FUNDING, INC.
                                             (Registrant)


                                             By: /s/ Luke S. Hayden
                                                --------------------------------
                                                Name:  Luke S. Hayden
                                                Title: Chief Executive Officer

Date:    March 29, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:    March 29, 2002                      By: /s/ Luke S. Hayden
                                                --------------------------------
                                                Name:  Luke S. Hayden
                                                Title: (Chairman)
                                                       Chief Executive Officer



Date:    March 29, 2002                      By: /s/ Samuel H. Cooper
                                                --------------------------------
                                                Name:  Samuel H. Cooper
                                                Title: (Director)
                                                       President



Date:    March 29, 2002                      By: /s/ Michael D. Katz
                                                --------------------------------
                                                Name:  Michael D. Katz
                                                Title: Director



Date:    March 29, 2002                      By: /s/ Douglas A. Potolsky
                                                --------------------------------
                                                Name:  Douglas A. Potolsky
                                                Title: Director


Date:    March 29, 2002                      By: /s/ Stephen Fortunato
                                                --------------------------------
                                                Name:  Stephen Fortunato
                                                Title: Treasurer
                                                       (Chief Financial Officer)

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

                               INDEX TO EXHIBITS


EXHIBITS
--------

         99.1 Subservicer's Annual Statement of Compliance for each of the following Series:

                           (i)      Series 1999-1
                           (ii)     Series 1999-2
                           (iii)    Series 1999-3
                           (iv)     Series 1999-4
                           (v)      Series 2000-1
                           (vi)     Series 2000-2
                           (vii)    Series 2000-3
                           (viii)   Series 2001-1
                           (ix)     Series 2001-2
                           (x)      Series 2001-3
                           (xi)     Series 2001-4
                           (xii)    Series 2001-AD1
                           (xiii)   Series 2001-C1
                           (xiv)    Series 2001-C2
                           (xv)     Series 2001-C3
                           (xvi)    Series 2001-FF1

         99.2 Report prepared by Subservicer's certified independent accountants concerning their respective duties for the year ended December 31, 2000:

                           (i)      Series 1999-1: PriceWaterhouseCoopers LLP
                           (ii)     Series 1999-2: see Exhibit 99.2(i)
                           (iii)    Series 1999-3: see Exhibit 99.2(i)
                           (v)      Series 1999-4: see Exhibit 99.2(i)
                           (vi)     Series 2000-1: see Exhibit 99.2(i)
                           (vi)     Series 2000-2: see Exhibit 99.2(i)
                           (vii)    Series 2000-3: see Exhibit 99.2(i)
                           (viii)   Series 2001-1: see Exhibit 99.2(i)
                           (ix)     Series 2001-2: see Exhibit 99.2(i)
                           (x)      Series 2001-3: see Exhibit 99.2(i)
                           (xi)     Series 2001-4: see Exhibit 99.2(i)
                           (xii)    Series 2001-AD1: see Exhibit 99.2(i)
                           (xiii)   Series 2001-C1: see Exhibit 99.2(i)
                           (xiv)    Series 2001-C2: see Exhibit 99.2(i)
                           (xv)     Series 2001-C3: see Exhibit 99.2(i)
                           (xv)     Series 2001-FF1: see Exhibit 99.2(i)