Form 10-K
period 2002-12-31
CHASE FUNDING INC
filed 2003-03-31
CIK 825309

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

         FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2002

                                       or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number: 333-68848
                       ---------------------------------

                              CHASE FUNDING, INC.
         (Issuer in respect of Chase Funding Mortgage Loan Asset-Backed Certificates Series 1999-1, Series 1999-2, Series 1999-3, Series 1999-4, Series 2000-1, Series 2000-2, Series 2000-3, Series 2001-1,
         Series 2001-2, Series 2001-3, Series 2001-4, Series 2002-1, Series 2002-2, Series 2002-3, Series 2002-4, Series 2001-AD1, Series 2001-C1,
         Series 2001-C2, Series 2001-C3, Series 2002-C1 and Series 2001-FF1)

                              (the "Certificates")
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                New York                                 13-3436103
      ----------------------------          ------------------------------------
      (State or other jurisdiction          (I.R.S. Employer Identification No.)
           of incorporation)

    343 Thornall Street, Edison, NJ                        08837
----------------------------------------               -------------
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

         The Mortgage Loan Asset-Backed Certificates, Series 1999-1, Series 1999-2, Series 1999-3, Series 1999-4, Series 2000-1, Series 2000-2, Series
2000-3, Series 2001-1, Series 2001-2, Series 2001-3, Series 2001-4, Series
2002-1, Series 2002-2, Series 2002-3, Series 2002-4, Series 2001-AD1, Series
2001-C1, Series 2001-C2, Series 2001-C3, Series 2002-C1 and Series 2001-FF1 (each a "Series"), each represent the entire beneficial ownership interest in a trust fund (the "Trust Fund") consisting, among other things, of a segregated pool of subprime one- to four-family first-lien mortgage loans (the "Mortgage Loans").

PART I

Item 1.  Business.

         Omitted.

Item 2.  Properties.

         Information regarding the mortgaged properties is included in the Accountant's Report and the Annual Statement of Compliance filed under Item 14 hereof, as discussed in Item 14.

Item 3.  Legal Proceedings.

         The registrant knows of no material pending legal proceedings with respect to the Trust Fund for any Series, involving the registrant, the Trust Fund, Citibank N.A. (the "Trustee") and Chase Manhattan Mortgage Corporation (the "Seller and Servicer"), other than ordinary routine litigation incidental to duties of the registrant, Trustee, Seller or the Servicer under the applicable pooling and servicing agreement for Series 1999-1, Series 1999-2, Series 1999-3, Series 1999-4, Series 2000-1, Series 2000-2, Series 2000-3,
Series 2001-1, Series 2001-2, Series 2001-3, Series 2001-4, Series 2002-1,
Series 2002-2, Series 2002-3, Series 2002-4, Series 2001-AD1, Series 2001-C1,
Series 2001-C2, Series 2001-C3, Series 2002-C1 and Series 2001-FF1.

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

         (b) The records of The Depository Trust Company ("DTC") indicate that as of December 31, 2002, the following Series had the following number of holders of record:

                           Series 1999-1:            23
                           Series 1999-2:            32
                           Series 1999-3:            26
                           Series 1999-4:            36
                           Series 2000-1:            25
                           Series 2000-2:            35
                           Series 2000-3:            38
                           Series 2001-1:            44
                           Series 2001-2:            33
                           Series 2001-3:            74
                           Series 2001-4:            66
                           Series 2002-1:            86
                           Series 2002-2:            100
                           Series 2002-3:            68
                           Series 2002-4:            58
                           Series 2001-AD1:          69
                           Series 2001-C1:           19
                           Series 2001-C2:           52
                           Series 2001-C3:           13
                           Series 2002-C1:           70
                           Series 2001-FF1:          20

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

         Omitted.

Item 11. Executive Compensation.

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The records of DTC indicate that as of December 31, 2002, there were the following holders of record with more than 5% of each class of each series of Certificates:

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
Series 1999-1
Class IA-2                 The Bank of New York                                      $10,290,000            43.24%
                           One Wall Street
                           New York, NY  10286

                           Deutsche Bank Trust Company Americas                      $10,000,000            42.02%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           JPMorgan Chase Bank                                        $2,110,000             8.87%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           State Street Bank and Trust Company                        $1,400,000             5.88%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

Class IA-3                 The Bank of New York                                       $6,450,000            50.00%
                           One Wall Street
                           New York, NY  10286

                           State Street Bank and Trust Company                        $6,450,000            50.00%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

Class IA-4                 Citibank/Private Banking Division                          $4,000,000            33.33%
                           333 West 34th Street, 5th Floor
                           New York, NY  10001

                           JPMorgan Chase Bank                                        $8,000,000            66.67%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Class IA-5                 Deutsche Bank Trust Company Americas                       $2,000,000            15.38%
                           648 Grassmere Park Road
                           Nashville, TN  37211

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
                           Wells Fargo Bank Minnesota, N.A.                          $11,000,000            84.62%
                           c/o ADP Proxy Services
                           51 Mercedes Way
                           Edgewood, NY 11717

Class IM-1                 JPMorgan Chase Bank                                        $6,987,000           100.00%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Class IM-2                 Citibank, N.A.                                             $2,275,000           100.00%
                           3800 Citibank Center B3-15
                           Tampa, FL  33610

Class IB                   JPMorgan Chase Bank                                        $2,438,000           100.00%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Class IIA-1                The Bank of New York                                      $37,000,000            26.69%
                           One Wall Street
                           New York, NY  10286

                           Boston Safe Deposit and Trust Company                     $35,000,000            25.24%
                           525 William Penn Place, Suite 3148
                           Pittsburgh, PA  15259

                           JPMorgan Chase Bank                                       $66,650,000            48.07%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Class IIB                  Bank One Trust Company, N.A. - State                         $500,000             6.08%
                           340 South Cleveland Ave.
                           Building 350
                           Columbus, OH  43240

                           Lehman Brothers, Inc.                                      $2,000,000            24.32%
                           101 Hudson Street - 30th Floor
                           Jersey City, NJ  07302

                           State Street Bank and Trust Company                        $5,500,000            66.87%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

Class IIM-1                Bank One Trust Company, N.A.                               $7,625,000            43.26%
                           340 South Cleveland Ave.
                           Building 350
                           Columbus, OH  43240

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
                           JPMorgan Chase Bank                                       $10,000,000            56.74%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Class IIM-2                The Bank of New York                                      $11,750,000           100.00%
                           One Wall Street
                           New York, NY  10286

Series 1999-2
Class IA-2                 Boston Safe Deposit and Trust Company                     $14,515,000            27.42%
                           525 William Penn Place, Suite 3148
                           Pittsburgh, PA  15259

                           Deutsche Bank Trust Company Americas                       $5,100,000             9.63%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           JPMorgan Chase Bank                                        $8,540,000            16.13%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           PNC Bank, National Association                            $10,000,000            18.89%
                           1600 Market Street, 29th Floor
                           Philadelphia, PA 19103

                           State Street Bank and Trust Company                       $11,185,000            21.13%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

Class IA-3                 The Bank of New York                                       $5,000,000           100.00%
                           One Wall Street
                           New York, NY  10286

Class IA-4                 The Bank of New York                                       $9,000,000            46.29%
                           One Wall Street
                           New York, NY  10286

                           Citibank, N.A.                                            $10,441,000            53.71%
                           3800 Citibank Center B3-15
                           Tampa, FL  33610

Class IA-5                 The Bank of New York                                      $14,000,000            58.33%
                           One Wall Street
                           New York, NY  10286

                           Wells Fargo Bank Minnesota, N.A.                          $10,000,000            41.67%
                           c/o ADP Proxy Services
                           51 Mercedes Way
                           Edgewood, NY 11717

Class IM-1                 JPMorgan Chase Bank                                        $9,000,000           100.00%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
Class IM-2                 Citibank, N.A.                                             $3,750,000            50.00%
                           3800 Citibank Center B3-15
                           Tampa, FL  33610

                           JPMorgan Chase Bank                                        $3,750,000            50.00%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Class IB                   JPMorgan Chase Bank                                        $2,500,000            45.45%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           Wachovia Bank N.A.                                         $3,000,000            54.55%
                           40 Broad Street, 5th Floor
                           New York, NY 10004

Class IIA-1                The Bank of New York                                     $198,675,000            61.33%
                           One Wall Street
                           New York, NY  10286

                           JPMorgan Chase Bank                                       $38,000,000            11.73%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           Merrill, Lynch, Pierce Fenner & Smith                     $69,275,000            21.38%
                           Safekeeping
                           4 Corporate Place
                           Piscataway, NJ  08854

                           The Northern Trust Company                                $18,000,000             5.56%
                           801 S. Canal C-IN
                           Chicago, IL  60607

Class IIM-1                The Bank of New York                                       $5,000,000            21.93%
                           One Wall Street
                           New York, NY  10286

                           JPMorgan Chase Bank                                       $12,800,000            56.14%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           UMB Bank, National Association                             $5,000,000            21.93%
                           928 Grand Blvd.
                           Kansas City, MO 64106

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
Class IIM-2                The Bank of New York                                       $8,050,000            44.60%
                           One Wall Street
                           New York, NY  10286

                           JPMorgan Chase Bank                                        $5,000,000            27.70%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           Wachovia Bank N.A. - Phila. Main                           $5,000,000            27.70%
                           530 Walnut Street, 1st Floor
                           Philadelphia, PA  19101

Class IIB                  The Bank of New York                                       $3,200,000            21.05%
                           One Wall Street
                           New York, NY  10286

                           Deutsche Bank Trust Company Americas                       $7,000,000            46.05%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           JPMorgan Chase Bank                                        $5,000,000            32.89%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Series 1999-3
Class IA-3                 The Bank of New York                                       $7,500,000            45.45%
                           One Wall Street
                           New York, NY  10286

                           Deutsche Bank Trust Company Americas                       $1,000,000             6.06%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           JPMorgan Chase Bank                                        $7,000,000            42.42%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           State Street Bank and Trust Company                        $1,000,000             6.06%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

Class IA-4                 JPMorgan Chase Bank                                        $8,000,000            44.44%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
                           State Street Bank and Trust Company                       $10,000,000            55.56%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

Class IA-5                 The Bank of New York                                       $6,000,000            55.30%
                           One Wall Street
                           New York, NY  10286

                           Citibank, N.A.                                             $4,850,000            44.70%
                           3800 Citibank Center B3-15
                           Tampa, FL  33610

Class IA-6                 The Bank of New York                                      $12,150,000           100.00%
                           One Wall Street
                           New York, NY  10286

Class IM-1                 The Bank of New York                                       $3,000,000            44.44%
                           One Wall Street
                           New York, NY  10286

                           JPMorgan Chase Bank                                        $3,750,000            55.56%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Class IM-2                 Boston Safe Deposit and Trust Company                      $2,000,000            53.88%
                           525 William Penn Place, Suite 3148
                           Pittsburgh, PA  15259

                           Wachovia Bank N.A. - Phila. Main                           $1,712,000            46.12%
                           530 Walnut Street, 1st Floor
                           Philadelphia, PA  19101

Class IB-1                 JPMorgan Chase Bank                                        $1,500,000            49.37%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           Wachovia Bank N.A. - Phila. Main                           $1,538,000            50.63%
                           530 Walnut Street, 1st Floor
                           Philadelphia, PA  19101

Class IIA-1                Deutsche Bank Trust Company Americas                      $17,500,000             8.45%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           JPMorgan Chase Bank                                       $55,000,000            26.57%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
                           Merrill, Lynch, Pierce Fenner & Smith                    $117,525,000            56.77%
                           Safekeeping
                           4 Corporate Place
                           Piscataway, NJ  08854

Class IIB                  JPMorgan Chase Bank                                        $1,000,000             9.07%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           Wachovia Bank N.A.                                         $4,000,000            36.28%
                           40 Broad Street, 5th Floor
                           New York, NY 10004

                           Wachovia Bank N.A. - Phila. Main                           $6,025,000            54.65%
                           530 Walnut Street, 1st Floor
                           Philadelphia, PA  19101

Class IIM-1                JPMorgan Chase Bank                                       $15,925,000           100.00%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Class IIM-2                JPMorgan Chase Bank                                        $5,500,000            49.89%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           Wachovia Bank N.A. - Phila. Main                           $5,525,000            50.11%
                           530 Walnut Street, 1st Floor
                           Philadelphia, PA  19101
Series 1999-4
Class IA-3                 Boston Safe Deposit and Trust Company                      $2,000,000            10.81%
                           525 William Penn Place, Suite 3148
                           Pittsburgh, PA  15259

                           JPMorgan Chase Bank                                        $6,500,000            35.14%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           SSB - Trust Company                                        $4,500,000            24.32%
                           2 Heritage Drive
                           North Quincy,  MA  02171

                           Wachovia Bank N.A.                                         $5,500,000            29.73%
                           40 Broad Street, 5th Floor
                           New York, NY 10004

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
Class IA-4                 The Bank of New York                                       $9,000,000            56.25%
                           One Wall Street
                           New York, NY  10286

                           Brown Brothers Harriman & Co.                              $1,000,000             6.25%
                           140 Broadway
                           New York, NY  10005

                           JPMorgan Chase Bank                                        $1,000,000             6.25%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           Wachovia Bank N.A.                                         $5,000,000            31.25%
                           40 Broad Street, 5th Floor
                           New York, NY 10004

Class IA-5                 Deutsche Bank Trust Company Americas                       $3,050,000            26.20%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           UBS Painewebber Inc.                                         $600,000             5.15%
                           1000 Harbor Blvd.
                           Weehawken, NJ 07087

                           U.S. Bank N.A.                                             $4,140,000            35.57%
                           Attn:  Securities Control
                           1555 N. Rivercenter Drive, Suite 0300
                           Milwaukee, WI 53212

                           Wachovia Bank N.A.                                         $3,500,000            30.07%
                           40 Broad Street, 5th Floor
                           New York, NY 10004

Class IA-6                 Boston Safe Deposit and Trust Company                      $6,460,000            54.01%
                           525 William Penn Place, Suite 3148
                           Pittsburgh, PA  15259

                           Deutsche Bank Trust Company Americas                       $2,000,000            16.72%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           Wachovia Bank N.A.                                         $3,500,000            29.26%
                           40 Broad Street, 5th Floor
                           New York, NY 10004

Class IM-1                 JPMorgan Chase Bank                                        $2,000,000            43.96%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
                           U.S. Bank N.A.                                             $1,150,000            25.27%
                           Attn:  Securities Control
                           1555 N. Rivercenter Drive, Suite 0300
                           Milwaukee, WI 53212

                           Wachovia Bank N.A. - Phila. Main                           $1,400,000            30.77%
                           530 Walnut Street, 1st Floor
                           Philadelphia, PA  19101

Class IM-2                 Boston Safe Deposit and Trust Company                      $1,000,000            34.19%
                           525 William Penn Place, Suite 3148
                           Pittsburgh, PA  15259

                           JPMorgan Chase Bank                                        $1,025,000            35.04%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           Wachovia Bank N.A. - Phila. Main                             $900,000            30.77%
                           530 Walnut Street, 1st Floor
                           Philadelphia, PA  19101

Class IB                   JPMorgan Chase Bank                                        $2,025,000            69.23%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           Wachovia Bank N.A. - Phila. Main                             $900,000            30.77%
                           530 Walnut Street, 1st Floor
                           Philadelphia, PA  19101

Class IIA-1                Boston Safe Deposit and Trust Company                     $14,000,000             6.82%
                           525 William Penn Place, Suite 3148
                           Pittsburgh, PA  15259

                           Deutsche Bank Trust Company Americas                      $17,000,000             8.28%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           Deutsche Bank Securities Inc.                             $40,200,000            19.59%
                           1251 Avenue of the Americas
                           New York, NY  10020

                           Investors Bank & Trust Company                            $66,000,000            32.16%
                           200 Clarendon St, 9th Floor
                           Corporate Actions Unit/TOP57
                           Boston, MA  02116

                           JPMorgan Chase Bank                                       $60,800,000            29.63%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
Class IIM-1                JPMorgan Chase Bank                                       $14,760,000           100.00%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Class IIM-2                JPMorgan Chase Bank                                        $7,440,000            71.26%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           Wachovia Bank N.A. - Phila. Main                           $3,000,000            28.74%
                           530 Walnut Street, 1st Floor
                           Philadelphia, PA  19101

Class IIB                  Wachovia Bank N.A. - Phila. Main                           $9,600,000           100.00%
                           530 Walnut Street, 1st Floor
                           Philadelphia, PA  19101

Series 2000-1
Class IA-3                 Allfirst Bank                                              $6,000,000            35.29%
                           110 S. Paca Street
                           Baltimore, MD  21201

                           Boston Safe Deposit and Trust Company                      $7,000,000            41.18%
                           525 William Penn Place, Suite 3148
                           Pittsburgh, PA  15259

                           Deutsche Bank Trust Company Americas                       $3,000,000            17.65%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           JPMorgan Chase Bank                                        $1,000,000             5.88%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Class IA-4                 The Bank of New York                                       $5,000,000            29.41%
                           One Wall Street
                           New York, NY  10286

                           State Street Bank and Trust Company                       $12,000,000            70.59%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

Class IA-5                 The Bank of New York                                       $7,170,000            70.50%
                           One Wall Street
                           New York, NY  10286

                           The Northern Trust Company                                 $3,000,000            29.50%
                           801 S. Canal C-IN
                           Chicago, IL  60607

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
Class IA-6                 JPMorgan Chase Bank                                        $9,830,000            83.09%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           The Northern Trust Company                                 $2,000,000            16.91%
                           801 S. Canal C-IN
                           Chicago, IL  60607

Class IM-1                 Deutsche Bank Trust Company Americas                       $3,300,000            84.62%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           UBS Painewebber Inc.                                         $600,000            15.38%
                           1000 Harbor Blvd.
                           Weehawken, NJ 07087

Class IM-2                 Barclays Capital Inc./Barclays Bank PLC,                   $2,000,000            47.34%
                           London Branch
                           225 Broadway
                           New York, NY  10038

                           JPMorgan Chase Bank                                        $2,225,000            52.66%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Class IB                   Barclays Capital Inc./Barclays Bank PLC,                   $3,575,000           100.00%
                           London Branch
                           225 Broadway
                           New York, NY  10038

Class IIA-1                The Bank of New York                                      $20,000,000             8.35%
                           One Wall Street
                           New York, NY  10286

                           The Bank of New York/JP Morgan PPB                        $25,000,000            10.44%
                           One Wall Street
                           New York, NY  10286

                           Deutsche Bank Trust Company Americas                      $29,400,000            12.28%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           Merrill, Lynch, Pierce Fenner & Smith                    $165,000,000            68.92%
                           Safekeeping
                           4 Corporate Place
                           Piscataway, NJ  08854

Class IIM-1                The Bank of New York                                      $16,100,000           100.00%
                           One Wall Street
                           New York, NY  10286

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
Class IIM-2                JPMorgan Chase Bank                                        $9,300,000            69.92%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           State Street Bank and Trust Company                        $4,000,000            30.08%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

Class IIB                  The Bank of New York                                       $4,500,000            40.18%
                           One Wall Street
                           New York, NY  10286

                           Deutsche Bank Trust Company Americas                       $3,200,000            28.57%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           JPMorgan Chase Bank                                        $3,500,000            31.25%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Series 2000-2
Class IA-3                 State Street Bank and Trust Company                       $15,875,000            90.71%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

Class IA-4                 The Bank of New York                                      $11,950,000            58.29%
                           One Wall Street
                           New York, NY  10286

                           The Northern Trust Company                                 $5,050,000            24.63%
                           801 S. Canal C-IN
                           Chicago, IL  60607

                           Wachovia Bank N.A.                                         $1,800,000             8.78%
                           40 Broad Street, 5th Floor
                           New York, NY 10004

Class IA-5                 The Bank of New York                                       $5,000,000            30.71%
                           One Wall Street
                           New York, NY  10286

                           Citibank, N.A.                                            $11,280,000            69.29%
                           3800 Citibank Center B3-15
                           Tampa, FL  33610

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
Class IA-6                 JPMorgan Chase Bank                                       $12,420,000           100.00%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Class IM-1                 JPMorgan Chase Bank                                        $4,050,000           100.00%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Class IM-2                 JPMorgan Chase Bank                                        $3,712,500           100.00%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Class IB                   Deutsche Bank Trust Company Americas                       $3,037,500           100.00%
                           648 Grassmere Park Road
                           Nashville, TN  37211

Class IIA-1                The Bank of New York/Credit Agricole                      $25,000,000             8.94%
                           One Wall Street
                           New York, NY  10286

                           JPMorgan Chase Bank                                      $105,120,000            37.61%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           Merrill, Lynch, Pierce Fenner & Smith                    $100,000,000            35.78%
                           Safekeeping
                           4 Corporate Place
                           Piscataway, NJ  08854

                           The Northern Trust Company                                $30,065,000            10.76%
                           801 S. Canal C-IN
                           Chicago, IL  60607

Class IIM-1                JPMorgan Chase Bank                                       $17,875,000           100.00%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Class IIM-2                JPMorgan Chase Bank                                       $15,437,500           100.00%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Class IIB                  The Bank of New York                                       $8,000,000            65.64%
                           One Wall Street
                           New York, NY  10286

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
                           Deutsche Bank Trust Company Americas                       $4,187,500            34.36%
                           648 Grassmere Park Road
                           Nashville, TN  37211

Series 2000-3
Class IA-3                 Allfirst Bank                                             $10,000,000            48.78%
                           110 S. Paca Street
                           Baltimore, MD  21201

                           Boston Safe Deposit and Trust Company                      $4,000,000            19.51%
                           525 William Penn Place, Suite 3148
                           Pittsburgh, PA  15259

                           JPMorgan Chase Bank                                        $6,500,000            31.71%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Class IA-4                 Barclays Global Investors N.A/                             $2,000,000             7.55%
                           Investors Bank & Trust
                           980 9th Street, 6th Floor
                           Sacramento, CA  95814

                           Boston Safe Deposit and Trust Company                      $3,800,000            14.34%
                           525 William Penn Place, Suite 3148
                           Pittsburgh, PA  15259

                           Deutsche Bank Trust Company Americas                       $3,400,000            12.83%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           JPMorgan Chase Bank                                       $15,000,000            56.60%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Class IA-5                 JPMorgan Chase Bank                                       $20,250,000           100.00%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Class IA-6                 Citibank, N.A.                                             $4,000,000            26.67%
                           3800 Citibank Center B3-15
                           Tampa, FL  33610

                           Deutsche Bank Trust Company Americas                       $5,500,000            36.67%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           SSB - Trust Company                                        $5,500,000            36.67%
                           2 Heritage Drive
                           North Quincy,  MA  02171

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
Class IM-1                 The Bank of New York                                       $2,600,000            72.22%
                           One Wall Street
                           New York, NY  10286

                           Bank One, Oklahoma, N.A.                                   $1,000,000            27.78%
                           100 N. Broadway - 6th Floor
                           Safekeeping
                           Oklahoma, OK  73102

Class IM-2                 Barclays Capital Inc./Barclays Bank PLC,                   $3,200,000           100.00%
                           London Branch
                           225 Broadway
                           New York, NY  10038

Class IB                   Barclays Capital Inc./Barclays Bank PLC,                   $3,200,000           100.00%
                           London Branch
                           225 Broadway
                           New York, NY  10038

Class IIA-1                Boston Safe Deposit and Trust Company                     $31,425,000             6.53%
                           525 William Penn Place, Suite 3148
                           Pittsburgh, PA  15259

                           Investors Bank & Trust Company                            $44,600,000             9.26%
                           200 Clarendon St, 9th Floor
                           Corporate Actions Unit/TOP57
                           Boston, MA  02116

                           JPMorgan Chase Bank                                       $67,700,000            14.06%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           Merrill, Lynch, Pierce Fenner & Smith                    $200,000,000            41.53%
                           Safekeeping
                           4 Corporate Place
                           Piscataway, NJ  08854

                           The Northern Trust Company                                $24,500,000             5.09%
                           801 S. Canal C-IN
                           Chicago, IL  60607

                           State Street Bank and Trust Company                       $81,275,000            16.88%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
Class IIM-1                JPMorgan Chase Bank                                       $14,900,000            48.38%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           State Street Bank and Trust Company                       $15,300,000            49.68%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

Class IIM-2                Boston Safe Deposit and Trust Company                     $10,000,000            37.59%
                           525 William Penn Place, Suite 3148
                           Pittsburgh, PA  15259

                           JPMorgan Chase Bank                                       $16,600,000            62.41%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Class IIB                  Wells Fargo Bank Minnesota, N.A.                          $21,000,000           100.00%
                           c/o ADP Proxy Services
                           51 Mercedes Way
                           Edgewood, NY 11717

Series 2001-1
Class IA-2                 Boston Safe Deposit and Trust Company                      $1,000,000             6.35%
                           525 William Penn Place, Suite 3148
                           Pittsburgh, PA  15259

                           JPMorgan Chase Bank                                        $6,000,000            38.10%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           State Street Bank and Trust Company                        $8,750,000            55.56%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

Class IA-3                 Bear Stearns Securities Corp.                              $1,505,000             7.82%
                           One Metrotech Center North
                           Brooklyn, NY  11201-3862

                           Fleet National Bank                                        $1,760,000             9.14%
                           159 East Main Street
                           Rochester, NY  14638

                           JPMorgan Chase Bank                                        $3,280,000            17.04%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
                           The Northern Trust Company                                 $9,665,000            50.21%
                           801 S. Canal C-IN
                           Chicago, IL  60607

Class IA-4                 The Bank of New York                                       $5,500,000            28.21%
                           One Wall Street
                           New York, NY  10286

                           Prudential Securities Custody                              $8,250,000            42.31%
                           c/o ADP Proxy Services
                           51 Mercedes Way
                           Edgewood, NY 11717

                           State Street Bank and Trust Company                        $5,000,000            25.64%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

Class IA-5                 JPMorgan Chase Bank                                       $11,476,250            69.65%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           SEI Trust Company                                          $5,000,000            30.35%
                           1 Freedom Valley Drive
                           Oaks, PA  19456

Class IA-6                 Citibank, N.A.                                             $6,000,000            48.44%
                           3800 Citibank Center B3-15
                           Tampa, FL  33610

                           JPMorgan Chase Bank                                        $6,086,250            49.14%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Class IM-1                 The Bank of New York                                       $4,387,500           100.00%
                           One Wall Street
                           New York, NY  10286

Class IM-2                 JPMorgan Chase Bank                                        $2,712,500            73.06%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           J.P. Morgan Securities Inc.                                $1,000,000            26.94%
                           34 Exchange Place, 4th Floor
                           Jersey City, NJ  07302

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
Class IB                   JPMorgan Chase Bank                                        $3,037,500           100.00%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Class IIA-1                The Bank of New York                                      $84,800,000            19.91%
                           One Wall Street
                           New York, NY  10286

                           Deutsche Bank Trust Company Americas                      $96,000,000            22.54%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           JPMorgan Chase Bank                                       $62,500,000            14.67%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           Merrill, Lynch, Pierce Fenner & Smith                    $154,500,000            36.27%
                           Safekeeping
                           4 Corporate Place
                           Piscataway, NJ  08854

Class IIM-1                The Bank of New York                                      $17,700,000            70.24%
                           One Wall Street
                           New York, NY  10286

                           Deutsche Bank Trust Company Americas                       $5,000,000            19.84%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           JPMorgan Chase Bank                                        $2,500,000             9.92%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Class IIM-2                The Bank of New York                                      $10,000,000            49.02%
                           One Wall Street
                           New York, NY  10286

                           Deutsche Bank Trust Company Americas                       $7,000,000            34.31%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           UMB Bank, National Association                             $3,400,000            16.67%
                           928 Grand Blvd.
                           Kansas City, MO 64106

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
Class IIB                  JPMorgan Chase Bank                                        $4,200,000            50.00%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           Wachovia Bank N.A.                                         $4,200,000            50.00%
                           40 Broad Street, 5th Floor
                           New York, NY 10004

Series 2001-2
Class IA-2                 Citibank, N.A.                                             $6,400,000            32.82%
                           3800 Citibank Center B3-15
                           Tampa, FL  33610

                           Deutsche Bank Trust Company Americas                       $2,000,000            10.26%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           Manufacturers and Traders Trust Company                    $1,200,000             6.15%
                           P.O. Box 1377
                           Buffalo, NY  14240

                           The Northern Trust Company                                 $9,000,000            46.15%
                           801 S. Canal C-IN
                           Chicago, IL  60607

Class IA-3                 The Bank of New York                                      $13,000,000            76.47%
                           One Wall Street
                           New York, NY  10286

                           JPMorgan Chase Bank                                        $4,000,000            23.53%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Class IA-4                 The Bank of New York                                      $10,000,000            45.98%
                           One Wall Street
                           New York, NY  10286

                           Comercia Bank                                              $4,750,000            21.84%
                           411 West Lafayette
                           Mail Code 3404
                           Detroit, MI  48226

                           JPMorgan Chase Bank                                        $3,500,000            16.09%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           PNC Bank, National Association                             $3,500,000            16.09%
                           1600 Market Street, 29th Floor
                           Philadelphia, PA 19103

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
Class IA-5                 State Street Bank and Trust Company                       $16,030,000           100.00%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

Class IA-6                 Bank of New York/Investment Account                       $12,420,000           100.00%
                           (Participant Contact Not Found)

Class IM-1                 Bank of New York/Investment Account                        $2,000,000            49.38%
                           (Participant Contact Not Found)

                           JPMorgan Chase Bank                                        $2,050,000            50.62%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Class IM-2                 JPMorgan Chase Bank                                        $4,050,000           100.00%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Class IB                   JPMorgan Chase Bank                                        $2,700,000           100.00%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Class IIA-1                Boston Safe Deposit and Trust Company                    $150,280,000           100.00%
                           525 William Penn Place, Suite 3148
                           Pittsburgh, PA  15259

Class IIA-2                The Bank of New York                                      $28,000,000             9.18%
                           One Wall Street
                           New York, NY  10286

                           Citibank, N.A.                                            $27,800,000             9.12%
                           3800 Citibank Center B3-15
                           Tampa, FL  33610

                           Deutsche Bank Trust Company Americas                      $45,200,000            14.82%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           JPMorgan Chase Bank                                      $101,980,000            33.44%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           Merrill, Lynch, Pierce Fenner & Smith                     $93,000,000            30.49%
                           Safekeeping
                           4 Corporate Place
                           Piscataway, NJ  08854

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
Class IIM-1                The Bank of New York                                       $7,537,500            27.88%
                           One Wall Street
                           New York, NY  10286

                           Deutsche Bank Trust Company Americas                       $6,000,000            22.19%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           State Street Bank and Trust Company                       $13,500,000            49.93%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

Class IIM-2                The Bank of New York                                      $12,252,500            71.02%
                           One Wall Street
                           New York, NY  10286

                           Deutsche Bank Trust Company Americas                       $5,000,000            28.98%
                           648 Grassmere Park Road
                           Nashville, TN  37211

Class IIB                  JPMorgan Chase Bank                                       $11,450,000            74.11%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           Wachovia Bank N.A.                                         $4,000,000            25.89%
                           40 Broad Street, 5th Floor
                           New York, NY 10004

Series 2001-3
Class IA-1                 Bank One Trust Company, N.A.                               $3,235,000             5.39%
                           340 South Cleveland Ave.
                           Building 350
                           Columbus, OH  43240

                           The Northern Trust Company                                $24,240,000            40.40%
                           801 S. Canal C-IN
                           Chicago, IL  60607

                           State Street Bank and Trust Company                       $25,345,000            42.24%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

Class IA-2                 The Bank of New York                                       $5,000,000            19.23%
                           One Wall Street
                           New York, NY  10286

                           Boston Safe Deposit and Trust Company                      $5,000,000            19.23%
                           525 William Penn Place, Suite 3148
                           Pittsburgh, PA  15259

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
                           JPMorgan Chase Bank                                        $7,000,000            26.92%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           State Street Bank and Trust Company                        $9,000,000            34.62%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

Class IA-3                 Barclays Global Investors N.A/                             $3,000,000             7.69%
                           Investors Bank & Trust
                           980 9th Street, 6th Floor
                           Sacramento, CA  95814

                           JPMorgan Chase Bank                                        $4,690,000            12.03%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           LaSalle Bank National Association                         $12,000,000            30.77%
                           135 South LaSalle Street
                           Chicago, IL  60603

                           M&I Marshall & Isley Bank                                 $13,000,000            33.33%
                           Issuer Services
                           c/o ADP Proxy Services
                           51 Mercedes Way
                           Edgewood, NY  11717

                           State Street Bank and Trust Company                        $3,000,000             7.69%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

Class IA-4                 The Bank of New York                                       $6,975,000            21.30%
                           One Wall Street
                           New York, NY  10286

                           Barclays Global Investors N.A/                             $3,000,000             9.16%
                           Investors Bank & Trust
                           980 9th Street, 6th Floor
                           Sacramento, CA  95814

                           Comercia Bank                                              $3,000,000             9.16%
                           411 West Lafayette
                           Mail Code 3404
                           Detroit, MI  48226

                           The Northern Trust Company                                 $7,750,000            23.66%
                           801 S. Canal C-IN
                           Chicago, IL  60607

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
                           State Street Bank and Trust Company                        $4,650,000            14.20%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

Class IA-5                 The Bank of New York                                      $10,000,000            31.77%
                           One Wall Street
                           New York, NY  10286

                           JPMorgan Chase Bank                                        $5,000,000            15.88%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           UBS Painewebber Inc.                                       $4,000,000            12.71%
                           1000 Harbor Blvd.
                           Weehawken, NJ 07087

                           Union Bank of California, N.A.                            $12,477,250            39.64%
                           530 B St., Suite 242
                           San Diego, CA 92101

Class IA-6                 Boston Safe Deposit and Trust Company                     $17,000,000            80.86%
                           525 William Penn Place, Suite 3148
                           Pittsburgh, PA  15259

                           The Northern Trust Company                                 $3,675,250            17.48%
                           801 S. Canal C-IN
                           Chicago, IL  60607

Class IM-1                 Citibank, N.A.                                             $3,409,500            50.00%
                           3800 Citibank Center B3-15
                           Tampa, FL  33610

                           JPMorgan Chase Bank                                        $3,409,500            50.00%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Class IM-2                 Citibank, N.A.                                             $3,950,750            63.20%
                           3800 Citibank Center B3-15
                           Tampa, FL  33610

                           Deutsche Bank Trust Company Americas                       $2,300,000            36.80%
                           648 Grassmere Park Road
                           Nashville, TN  37211

Class IB                   Citibank, N.A.                                             $1,988,875            50.00%
                           3800 Citibank Center B3-15
                           Tampa, FL  33610

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
                           JPMorgan Chase Bank                                        $1,988,875            50.00%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Class IIA-1                Deutsche Bank Trust Company Americas                     $294,870,000            39.08%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           JPMorgan Chase Bank                                       $89,200,000            11.82%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           PNC Bank, National Association                           $307,953,000            40.82%
                           1600 Market Street, 29th Floor
                           Philadelphia, PA 19103

Class IIM-1                JPMorgan Chase Bank                                       $31,385,000            74.05%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           The Northern Trust Company                                $11,000,000            25.95%
                           801 S. Canal C-IN
                           Chicago, IL  60607

Class IIM-2                Boston Safe Deposit and Trust Company                     $15,000,000            44.24%
                           525 William Penn Place, Suite 3148
                           Pittsburgh, PA  15259

                           Investors Bank & Trust Company                             $2,500,000             7.37%
                           200 Clarendon St, 9th Floor
                           Corporate Actions Unit/TOP57
                           Boston, MA  02116

                           JPMorgan Chase Bank                                       $14,908,000            43.97%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Class IIB                  Deutsche Bank Trust Company Americas                       $1,977,000            11.66%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           Investors Bank & Trust Company                             $1,977,000            11.66%
                           200 Clarendon St, 9th Floor
                           Corporate Actions Unit/TOP57
                           Boston, MA  02116

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
                           JPMorgan Chase Bank                                        $8,000,000            47.19%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           LaSalle Bank National Association                          $3,000,000            17.69%
                           135 South LaSalle Street
                           Chicago, Il  60603

                           Wachovia Bank N.A.                                         $2,000,000            11.80%
                           40 Broad Street, 5th Floor
                           New York, NY 10004

Series 2001-4
Class IA-1                 The Bank of New York                                      $22,970,000            27.51%
                           One Wall Street
                           New York, NY  10286

                           Brown Brothers Harriman & Co.                              $5,800,000             6.95%
                           140 Broadway
                           New York, NY  10005

                           Citibank, N.A.                                             $9,385,000            11.24%
                           3800 Citibank Center B3-15
                           Tampa, FL  33610

                           JPMorgan Chase Bank                                       $15,935,000            19.08%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           State Street Bank and Trust Company                       $12,365,000            14.81%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

Class IA-2                 JPMorgan Chase Bank                                       $23,750,000           100.00%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Class IA-3                 The Bank of New York                                       $8,585,000            16.59%
                           One Wall Street
                           New York, NY  10286

                           Boston Safe Deposit and Trust Company                     $20,705,000            40.01%
                           525 William Penn Place, Suite 3148
                           Pittsburgh, PA  15259

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
                           JPMorgan Chase Bank                                       $18,000,000            34.78%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Class IA-4                 JPMorgan Chase Bank                                        $9,025,000            28.88%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           The Northern Trust Company                                 $4,000,000            12.80%
                           801 S. Canal C-IN
                           Chicago, IL  60607

                           State Street Bank and Trust Company                       $17,225,000            55.12%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

Class IA-5                 Deutsche Bank Trust Company Americas                       $5,000,000            14.74%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           JPMorgan Chase Bank                                       $28,931,000            85.26%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Class IA-6                 The Bank of New York                                      $16,409,000            65.88%
                           One Wall Street
                           New York, NY  10286

                           JPMorgan Chase Bank                                        $7,000,000            28.10%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           The Fifth Third Bank                                       $1,500,000             6.02%
                           38 Fountain Square Plaza
                           Cincinnati, OH 45263

Class IM-1                 The Bank of New York                                       $6,900,000            50.00%
                           One Wall Street
                           New York, NY  10286

                           Citibank, N.A.                                             $6,900,000            50.00%
                           3800 Citibank Center B3-15
                           Tampa, FL  33610

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
Class IM-2                 Citibank, N.A.                                             $2,210,000            35.59%
                           3800 Citibank Center B3-15
                           Tampa, FL  33610

                           JPMorgan Chase Bank                                        $2,000,000            32.21%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           LaSalle Bank National Association                          $2,000,000            32.21%
                           135 South LaSalle Street
                           Chicago, Il  60603

Class IB                   The Bank of New York                                       $2,000,000            28.99%
                           One Wall Street
                           New York, NY  10286

                           Citibank, N.A.                                             $2,900,000            42.03%
                           3800 Citibank Center B3-15
                           Tampa, FL  33610

                           JPMorgan Chase Bank                                        $2,000,000            28.99%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Class IIA-1                Deutsche Bank Trust Company Americas                     $148,000,000            42.87%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           JPMorgan Chase Bank                                       $50,000,000            14.48%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           Merrill, Lynch, Pierce Fenner & Smith                    $127,000,000            36.79%
                           Safekeeping
                           4 Corporate Place
                           Piscataway, NJ  08854

Class IIM-1                The Bank of New York                                      $20,340,000            87.15%
                           One Wall Street
                           New York, NY  10286

                           State Street Bank and Trust Company                        $3,000,000            12.85%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
Class IIM-2                The Bank of New York                                       $4,697,500            43.91%
                           One Wall Street
                           New York, NY  10286

                           Boston Safe Deposit and Trust Company                      $4,000,000            37.39%
                           525 William Penn Place, Suite 3148
                           Pittsburgh, PA  15259

                           Investors Bank & Trust Company                             $2,000,000            18.70%
                           200 Clarendon St, 9th Floor
                           Corporate Actions Unit/TOP57
                           Boston, MA  02116

Class IIB                  Credit Suisse First Boston LLC                             $5,000,000            51.41%
                           c/o ADP Proxy Services

                           Deutsche Bank Trust Company Americas                       $3,000,000            30.85%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           JPMorgan Chase Bank                                        $1,725,000            17.74%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Series 2002-1
IA1                        Citibank, N.A.                                            $13,250,000            10.13%
                           3800 Citibank Center B3-15
                           Tampa, FL  33610

                           DBTC Americas/Suntrust Portfolio                          $30,750,000            23.52%
                           14 Wall Street
                           New York, NY  10005

                           JPMorgan Chase Bank                                       $34,340,000            26.26%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           The Northern Trust Company                                $27,165,000            20.78%
                           801 S. Canal C-IN
                           Chicago, IL  60607

                           State Street Bank and Trust Company                       $16,575,000            12.68%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

IA2                        Boston Safe Deposit and Trust Company                      $7,220,000            17.94%
                           525 William Penn Place, Suite 3148
                           Pittsburgh, PA  15259

                           Citibank, N.A.                                             $4,740,000            11.78%
                           3800 Citibank Center B3-15
                           Tampa, FL  33610

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
                           Deutsche Bank Trust Company Americas                       $7,225,000            17.95%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           JPMorgan Chase Bank                                        $4,000,000             9.94%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           LBI - Lehman Government Securities Inc. (LBI)              $2,045,000             5.08%
                           101 Hudson Street, 30th Floor
                           Jersey City, NJ  07302

                           SSB - Trust Company                                        $3,000,000             7.45%
                           2 Heritage Drive
                           North Quincy,  MA  02171

                           State Street Bank and Trust Company                        $8,755,000            21.75%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

IA3                        The Bank of New York                                       $7,035,000             8.55%
                           One Wall Street
                           New York, NY  10286

                           Boston Safe Deposit and Trust Company                      $6,075,000             7.39%
                           525 William Penn Place, Suite 3148
                           Pittsburgh, PA  15259

                           Deutsche Bank Trust Company Americas                       $9,950,000            12.10%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           Investors Bank & Trust Company                             $5,500,000             6.69%
                           200 Clarendon St, 9th Floor
                           Corporate Actions Unit/TOP57
                           Boston, MA  02116

                           JPMorgan Chase Bank                                       $10,450,000            12.71%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           The Northern Trust Company                                 $5,350,000             6.50%
                           801 S. Canal C-IN
                           Chicago, IL  60607

                           State Street Bank and Trust Company                       $23,225,000            28.24%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
IA4                        The Bank of New York                                       $7,000,000            11.67%
                           One Wall Street
                           New York, NY  10286

                           JPMorgan Chase Bank                                       $26,000,000            43.33%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           Union Bank of California, N.A.                            $22,000,000            36.67%
                           530 B St., Suite 242
                           San Diego, CA 92101

                           Wells Fargo Bank Minnesota, N.A.                           $5,000,000             8.33%
                           c/o ADP Proxy Services
                           51 Mercedes Way
                           Edgewood, NY 11717

IA5                        Deutsche Bank Trust Company Americas                       $5,000,000             8.28%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           JPMorgan Chase Bank                                       $10,000,000            16.57%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           Salomon Smith Barney Inc./Salomon Brothers                $10,000,000            16.57%
                           333 W 34th Street, 3rd Floor
                           New York, NY  10001

                           State Street Bank and Trust Company                       $15,362,500            25.45%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

                           UBS Warburg LLC/CMC                                       $20,000,000            33.13%
                           1000 Harbor Blvd., 8th Floor
                           Weekhawken, NJ  07087

IA6                        Boston Safe Deposit and Trust Company                     $41,512,500           100.00%
                           525 William Penn Place, Suite 3148
                           Pittsburgh, PA  15259

IM1                        Citibank, N.A.                                             $4,900,000            43.56%
                           3800 Citibank Center B3-15
                           Tampa, FL  33610

                           Comercia Bank                                                $750,000             6.67%
                           411 West Lafayette
                           Mail Code 3404
                           Detroit, MI  48226

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
                           JPMorgan Chase Bank                                        $5,500,000            48.89%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

IM2                        The Bank of New York                                       $3,000,000            29.63%
                           One Wall Street
                           New York, NY  10286

                           Citibank, N.A.                                             $3,125,000            30.86%
                           3800 Citibank Center B3-15
                           Tampa, FL  33610

                           JPMorgan Chase Bank                                        $1,000,000             9.88%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           State Street Bank and Trust Company                        $3,000,000            29.63%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

IB                         The Bank of New York                                       $2,000,000            22.22%
                           One Wall Street
                           New York, NY  10286

                           Citibank, N.A.                                             $2,000,000            22.22%
                           3800 Citibank Center B3-15
                           Tampa, FL  33610

                           JPMorgan Chase Bank                                        $5,000,000            55.56%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

IIA1                       Boston Safe Deposit and Trust Company                    $284,375,000           100.00%
                           525 William Penn Place, Suite 3148
                           Pittsburgh, PA  15259

IIA2                       Deutsche Bank Trust Company Americas                      $53,375,000            18.77%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           JPMorgan Chase Bank                                      $153,000,000            53.80%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
                           The Northern Trust Company                                $25,000,000             8.79%
                           801 S. Canal C-IN
                           Chicago, IL  60607

                           State Street Bank and Trust Company                       $33,700,000            11.85%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

IIM1                       Bank of Tokyo-Mitsubishi Trust Company                    $16,000,000            49.23%
                           Trust Operations Dept. Plaza 3
                           Jersey City, NJ  07311-1904

                           JPMorgan Chase Bank                                       $16,500,000            50.77%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

IIM2                       The Bank of New York                                      $11,200,000            43.08%
                           One Wall Street
                           New York, NY  10286

                           Boston Safe Deposit and Trust Company                      $2,750,000            10.58%
                           525 William Penn Place, Suite 3148
                           Pittsburgh, PA  15259

                           State Street Bank and Trust Company                        $6,250,000            24.04%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

                           Wachovia Securities, Inc.                                  $5,000,000            19.23%
                           8739 Research Drive
                           Charlotte, NC  28262-0675

IIB                        The Bank of New York                                      $10,000,000            51.28%
                           One Wall Street
                           New York, NY  10286

                           Citibank, N.A.                                             $5,000,000            25.64%
                           3800 Citibank Center B3-15
                           Tampa, FL  33610

                           JPMorgan Chase Bank                                        $4,500,000            23.08%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
Series 2002-2
IA1                        Boston Safe Deposit and Trust Company                     $13,800,000            13.08%
                           525 William Penn Place, Suite 3148
                           Pittsburgh, PA  15259

                           Citibank, N.A.                                            $16,000,000            15.17%
                           3800 Citibank Center B3-15
                           Tampa, FL  33610

                           The Northern Trust Company                                $21,665,000            20.54%
                           801 S. Canal C-IN
                           Chicago, IL  60607

                           UBS Warburg LLC/CMC                                       $34,250,000            32.46%
                           1000 Harbor Blvd., 8th Floor
                           Weekhawken, NJ  07087

IA2                        JPMorgan Chase Bank                                       $21,000,000            62.69%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           Wells Fargo Bank Minnesota, N.A.                           $9,090,000            27.13%
                           c/o ADP Proxy Services
                           51 Mercedes Way
                           Edgewood, NY 11717

IA3                        Boston Safe Deposit and Trust Company                      $4,075,000             6.22%
                           525 William Penn Place, Suite 3148
                           Pittsburgh, PA  15259

                           State Street Bank and Trust Company                        $7,650,000            11.68%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

                           Union Bank of California, N.A.                            $10,500,000            16.03%
                           530 B St., Suite 242
                           San Diego, CA 92101

IA4                        The Bank of New York                                      $10,680,000            21.36%
                           One Wall Street
                           New York, NY  10286

                           Bank One Trust Company N.A./Public Employee               $12,000,000            24.00%
                           Retirement
                           340 South Cleveland
                           Building 350
                           Columbus, OH  43240

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
                           Deutsche Bank Trust Company Americas                       $7,135,000            14.27%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           State Street Bank and Trust Company                        $5,930,000            11.86%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

                           Union Bank of California, N.A.                             $3,290,000             6.58%
                           530 B St., Suite 242
                           San Diego, CA 92101

IA5                        Bank of America Securities LLC                            $36,400,000            74.90%
                           300 Harmon Meadow Blvd
                           Secaucus, NJ  07094

                           Deutsche Bank Trust Company Americas                       $5,000,000            10.29%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           JPMorgan Chase Bank                                        $7,200,000            14.81%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

IA6                        The Bank of New York                                       $6,225,000            18.53%
                           One Wall Street
                           New York, NY  10286

                           Deutsche Bank Trust Company Americas                       $3,750,000            11.16%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           JPMorgan Chase Bank                                       $12,325,000            36.68%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           State Street Bank and Trust Company                       $10,750,000            31.99%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

IB                         Citibank, N.A.                                             $2,275,000            50.00%
                           3800 Citibank Center B3-15
                           Tampa, FL  33610

                           LaSalle Bank National Association                          $2,275,000            50.00%
                           135 South LaSalle Street
                           Chicago, Il  60603

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
IIA1                       Barclays Global Investors N.A/                            $40,000,000             6.21%
                           Investors Bank & Trust
                           980 9th Street, 6th Floor
                           Sacramento, CA  95814

                           Deutsche Bank Trust Company Americas                      $93,020,000            14.44%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           JPMorgan Chase Bank                                      $154,000,000            23.91%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           Merrill, Lynch, Pierce Fenner & Smith                    $330,000,000            51.24%
                           Safekeeping
                           4 Corporate Place
                           Piscataway, NJ  08854

IIB                        Citibank, N.A.                                             $1,675,000             9.10%
                           3800 Citibank Center B3-15
                           Tampa, FL  33610

                           Credit Suisse First Boston LLC                             $2,000,000            10.87%
                           c/o ADP Proxy Services

                           JPMorgan Chase Bank                                        $5,000,000            27.17%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           LaSalle Bank National Association                          $2,725,000            14.81%
                           135 South LaSalle Street
                           Chicago, Il  60603

                           LBI - Lehman Government Securities Inc. (LBI)              $4,000,000            21.74%
                           101 Hudson Street, 30th Floor
                           Jersey City, NJ  07302

                           Wells Fargo Bank Minnesota, N.A.                           $3,000,000            16.30%
                           c/o ADP Proxy Services
                           51 Mercedes Way
                           Edgewood, NY 11717

IIM1                       Bank of Tokyo-Mitsubishi Trust Company                     $8,000,000            19.76%
                           Trust Operations Dept. Plaza 3
                           Jersey City, NJ  07311-1904

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
                           JPMorgan Chase Bank                                       $28,000,000            69.17%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           State Street Bank and Trust Company                        $4,480,000            11.07%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

IIM2                       The Bank of New York                                      $15,000,000            50.95%
                           One Wall Street
                           New York, NY  10286

                           JPMorgan Chase Bank                                       $14,440,000            49.05%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

IM1                        Deutsche Bank Trust Company Americas                       $4,795,000            43.91%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           JPMorgan Chase Bank                                        $3,070,000            28.11%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           State Street Bank and Trust Company                        $2,410,000            22.07%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

IM2                        Citibank, N.A.                                             $2,000,000            21.98%
                           3800 Citibank Center B3-15
                           Tampa, FL  33610

                           Deutsche Bank Trust Company Americas                       $2,000,000            21.98%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           JPMorgan Chase Bank                                        $5,100,000            56.04%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Series 2002-3
IA1                        The Bank of New York                                       $5,400,000             9.38%
                           One Wall Street
                           New York, NY  10286

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
                           Deutsche Bank Trust Company Americas                       $3,600,000             6.25%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           JPMorgan Chase Bank                                       $27,600,000            47.92%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           State Street Bank and Trust Company                       $20,000,000            34.72%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

IA2                        The Bank of New York                                       $1,610,000             6.97%
                           One Wall Street
                           New York, NY  10286

                           JPMorgan Chase Bank                                        $9,970,000            43.16%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           State Street Bank and Trust Company                        $9,000,000            38.96%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

                           Wells Fargo Bank Minnesota, N.A.                           $1,650,000             7.14%
                           c/o ADP Proxy Services
                           51 Mercedes Way
                           Edgewood, NY 11717

IA3                        Boston Safe Deposit and Trust Company                      $3,500,000             9.83%
                           525 William Penn Place, Suite 3148
                           Pittsburgh, PA  15259

                           Brown Brothers Harriman & Co.                              $3,500,000             9.83%
                           140 Broadway
                           New York, NY  10005

                           Citibank, N.A.                                             $1,900,000             5.34%
                           3800 Citibank Center B3-15
                           Tampa, FL  33610

                           JPMorgan Chase Bank                                       $10,700,000            30.06%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
                           State Street Bank and Trust Company                       $13,600,000            38.20%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

IA4                        JPMorgan Chase Bank                                        $7,500,000            24.83%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           M&I Marshall & Isley Bank                                 $10,000,000            33.11%
                           Issuer Services
                           c/o ADP Proxy Services
                           51 Mercedes Way
                           Edgewood, NY  11717

                           Union Bank of California, N.A.                             $8,200,000            27.15%
                           530 B St., Suite 242
                           San Diego, CA 92101

                           Wachovia Bank N.A. - Phila. Main                           $4,000,000            13.25%
                           530 Walnut Street, 1st Floor
                           Philadelphia, PA  19101

IA5                        The Bank of New York                                      $26,450,000           100.00%
                           One Wall Street
                           New York, NY  10286

IA6                        The Bank of New York                                       $9,695,000            50.49%
                           One Wall Street
                           New York, NY  10286

                           Deutsche Bank Trust Company Americas                       $2,405,000            12.53%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           State Street Bank and Trust Company                        $6,545,000            34.09%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

IM1                        Deutsche Bank Trust Company Americas                       $3,675,000            50.00%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           JPMorgan Chase Bank                                        $3,675,000            50.00%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
IM2                        Deutsche Bank Trust Company Americas                       $2,887,500            50.00%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           JPMorgan Chase Bank                                        $2,887,500            50.00%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

IB                         Deutsche Bank Trust Company Americas                       $2,000,000            54.42%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           Morgan Stanley & Co. Incorporated                          $1,675,000            45.58%
                           One Pierrepont Plaza
                           Brooklyn, NY  11201

IIA1                       The Bank of New York                                      $19,460,000             5.30%
                           One Wall Street
                           New York, NY  10286

                           Boston Safe Deposit and Trust Company                     $28,450,000             7.74%
                           525 William Penn Place, Suite 3148
                           Pittsburgh, PA  15259

                           Citibank, N.A.                                            $64,485,000            17.55%
                           3800 Citibank Center B3-15
                           Tampa, FL  33610

                           DBTC Americas/DBAG London                                 $20,000,000             5.44%
                           Global Markets
                           16 Wall Street - 5th Floor
                           Broker Dealer Clearance
                           New York, NY  10005

                           JPMorgan Chase Bank                                       $93,915,000            25.56%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           Merrill, Lynch, Pierce Fenner & Smith                     $65,000,000            17.69%
                           Safekeeping
                           4 Corporate Place
                           Piscataway, NJ  08854

                           State Street Bank and Trust Company                       $46,075,000            12.54%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
IIM1                       The Bank of New York                                       $7,000,000            30.30%
                           One Wall Street
                           New York, NY  10286

                           DBTC Americas/DBAG London                                 $11,100,000            48.05%
                           Global Markets
                           16 Wall Street - 5th Floor
                           Broker Dealer Clearance
                           New York, NY  10005

                           JPMorgan Chase Bank                                        $5,000,000            21.65%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

IIM2                       The Bank of New York                                       $2,800,000            16.67%
                           One Wall Street
                           New York, NY  10286

                           DBTC Americas/DBAG London                                  $5,000,000            29.76%
                           Global Markets
                           16 Wall Street - 5th Floor
                           Broker Dealer Clearance
                           New York, NY  10005

                           JPMorgan Chase Bank                                        $9,000,000            53.57%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

IIB                        Investors Bank & Trust Company                             $3,000,000            31.75%
                           200 Clarendon St, 9th Floor
                           Corporate Actions Unit/TOP57
                           Boston, MA  02116

                           JPMorgan Chase Bank                                        $6,450,000            68.25%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Series 2002-4
IA1                        JPMorgan Chase Bank                                       $35,000,000            49.65%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           The Northern Trust Company                                 $4,000,000             5.67%
                           801 S. Canal C-IN
                           Chicago, IL  60607

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
                           State Street Bank and Trust Company                        $5,500,000             7.80%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

                           UBS Warburg LLC/CMC                                       $26,000,000            36.88%
                           1000 Harbor Blvd., 8th Floor
                           Weekhawken, NJ  07087

IA2                        Boston Safe Deposit and Trust Company                      $5,800,000            20.00%
                           525 William Penn Place, Suite 3148
                           Pittsburgh, PA  15259

                           Citibank, N.A.                                             $1,700,000             5.86%
                           3800 Citibank Center B3-15
                           Tampa, FL  33610

                           The Northern Trust Company                                $15,600,000            53.79%
                           801 S. Canal C-IN
                           Chicago, IL  60607

                           U.S. Bank N.A.                                             $4,000,000            13.79%
                           Attn:  Securities Control
                           1555 N. Rivercenter Drive, Suite 0300
                           Milwaukee, WI 53212

IA3                        Boston Safe Deposit and Trust Company                     $29,569,000            67.82%
                           525 William Penn Place, Suite 3148
                           Pittsburgh, PA  15259

                           Deutsche Bank Trust Company Americas                       $2,871,000             6.58%
                           648 Grassmere Park Road
                           Nashville, TN  37211

IA4                        JPMorgan Chase Bank                                        $3,000,000             7.77%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           M&I Marshall & Isley Bank                                 $15,000,000            38.86%
                           Issuer Services
                           c/o ADP Proxy Services
                           51 Mercedes Way
                           Edgewood, NY  11717

                           Union Bank of California, N.A.                            $18,600,000            48.19%
                           530 B St., Suite 242
                           San Diego, CA 92101

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
IA5                        State Street Bank and Trust Company                       $33,600,000           100.00%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

IA6                        The Bank of New York                                       $4,750,000            19.87%
                           One Wall Street
                           New York, NY  10286

                           JPMorgan Chase Bank                                       $14,900,000            62.34%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           State Street Bank and Trust Company                        $4,250,000            17.78%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

IM1                        The Bank of New York                                       $3,500,000            44.87%
                           One Wall Street
                           New York, NY  10286

                           Deutsche Bank Trust Company Americas                       $3,913,000            50.17%
                           648 Grassmere Park Road
                           Nashville, TN  37211

IM2                        Boston Safe Deposit and Trust Company                      $1,625,000            25.00%
                           525 William Penn Place, Suite 3148
                           Pittsburgh, PA  15259

                           Citibank, N.A.                                             $2,000,000            30.77%
                           3800 Citibank Center B3-15
                           Tampa, FL  33610

                           Deutsche Bank Trust Company Americas                       $2,762,500            42.50%
                           648 Grassmere Park Road
                           Nashville, TN  37211

IB                         Citibank, N.A.                                             $5,200,000           100.00%
                           3800 Citibank Center B3-15
                           Tampa, FL  33610

IIA1                       DBTC Americas/DBAG London                                 $20,000,000             6.57%
                           Global Markets
                           16 Wall Street - 5th Floor
                           Broker Dealer Clearance
                           New York, NY  10005

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
                           Merrill, Lynch, Pierce Fenner & Smith                    $284,500,000            93.43%
                           Safekeeping
                           4 Corporate Place
                           Piscataway, NJ  08854

IIM1                       DBTC Americas/DBAG London                                 $19,250,000           100.00%
                           Global Markets
                           16 Wall Street - 5th Floor
                           Broker Dealer Clearance
                           New York, NY  10005

IIM2                       DBTC Americas/DBAG London                                 $14,000,000           100.00%
                           Global Markets
                           16 Wall Street - 5th Floor
                           Broker Dealer Clearance
                           New York, NY  10005

IIB                        The Bank of New York                                       $4,000,000            43.96%
                           One Wall Street
                           New York, NY  10286

                           Deutsche Bank Trust Company Americas                       $3,100,000            34.07%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           Wells Fargo Bank Minnesota, N.A.                           $2,000,000            21.98%
                           c/o ADP Proxy Services
                           51 Mercedes Way
                           Edgewood, NY 11717

Series 2001-AD1
Class IA-1                 The Bank of New York                                      $35,000,000            15.56%
                           One Wall Street
                           New York, NY  10286

                           Boston Safe Deposit and Trust Company                     $37,940,000            16.86%
                           525 William Penn Place, Suite 3148
                           Pittsburgh, PA  15259

                           Deutsche Bank Trust Company Americas                      $46,000,000            20.44%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           JPMorgan Chase Bank                                       $35,000,000            15.56%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           The Northern Trust Company                                $19,190,000             8.53%
                           801 S. Canal C-IN
                           Chicago, IL  60607

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
                           State Street Bank and Trust Company                       $35,110,000            15.60%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

Class IA-2                 The Bank of New York/CDC-FP                                $7,000,000            14.43%
                           One Wall Street
                           New York, NY  10286

                           Citibank, N.A.                                             $4,450,000             9.18%
                           3800 Citibank Center B3-15
                           Tampa, FL  33610

                           JPMorgan Chase Bank                                       $25,000,000            51.55%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           State Street Bank and Trust Company                        $7,090,000            14.62%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

Class IA-3                 The Bank of New York                                      $51,000,000            62.58%
                           One Wall Street
                           New York, NY  10286

                           Boston Safe Deposit and Trust Company                      $4,300,000             5.28%
                           525 William Penn Place, Suite 3148
                           Pittsburgh, PA  15259

                           JPMorgan Chase Bank                                        $5,000,000             6.13%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           State Street Bank and Trust Company                        $9,750,000            11.96%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

Class IA-4                 The Bank of New York                                       $8,000,000            10.81%
                           One Wall Street
                           New York, NY  10286

                           Comercia Bank                                             $10,044,000            13.57%
                           411 West Lafayette
                           Mail Code 3404
                           Detroit, MI  48226

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
                           Deutsche Bank Trust Company Americas                       $9,500,000            12.84%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           Salomon Smith Barney Inc./Salomon Brothers                $19,795,000            26.75%
                           333 W 34th Street, 3rd Floor
                           New York, NY  10001

                           State Street Bank and Trust Company                       $24,808,000            33.52%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

Class IA-5                 The Bank of New York                                      $28,872,000            49.04%
                           One Wall Street
                           New York, NY  10286

                           Citibank, N.A.                                            $30,000,000            50.96%
                           3800 Citibank Center B3-15
                           Tampa, FL  33610

Class IA-6                 The Bank of New York                                      $21,500,000            39.66%
                           One Wall Street
                           New York, NY  10286

                           Citibank, N.A.                                            $25,208,000            46.50%
                           3800 Citibank Center B3-15
                           Tampa, FL  33610

                           JPMorgan Chase Bank                                        $7,500,000            13.84%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Class IM-1                 The Bank of New York                                      $27,720,000           100.00%
                           One Wall Street
                           New York, NY  10286

Class IM-2                 Citibank, N.A.                                            $24,640,000           100.00%
                           3800 Citibank Center B3-15
                           Tampa, FL  33610

Class IB                   Citibank, N.A.                                            $18,560,000            86.09%
                           3800 Citibank Center B3-15
                           Tampa, FL  33610

                           JPMorgan Chase Bank                                        $3,000,000            13.91%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
Class IIA-1                Citibank, N.A.                                            $25,200,000            16.29%
                           3800 Citibank Center B3-15
                           Tampa, FL  33610

                           JPMorgan Chase Bank                                      $124,000,000            80.16%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Class IIM-1                Investors Bank & Trust Company                             $2,000,000            19.11%
                           200 Clarendon St, 9th Floor
                           Corporate Actions Unit/TOP57
                           Boston, MA  02116

                           JPMorgan Chase Bank                                        $6,465,000            61.78%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           State Street Bank and Trust Company                        $2,000,000            19.11%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

Class IIM-2                The Bank of New York                                       $1,500,000            15.70%
                           One Wall Street
                           New York, NY  10286

                           Boston Safe Deposit and Trust Company                      $5,555,000            58.14%
                           525 William Penn Place, Suite 3148
                           Pittsburgh, PA  15259

                           J.P. Morgan Securities Inc.                                $2,000,000            20.93%
                           34 Exchange Place, 4th Floor
                           Jersey City, NJ  07302

                           The Northern Trust Company                                   $500,000             5.23%
                           801 S. Canal C-IN
                           Chicago, IL  60607

Class IIB                  Citibank, N.A.                                             $2,280,000            31.32%
                           3800 Citibank Center B3-15
                           Tampa, FL  33610

                           JPMorgan Chase Bank                                        $5,000,000            68.68%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
Series 2001-C1
Class IA-2                 State Street Bank and Trust Company                       $24,500,000           100.00%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

Class IA-3                 The Bank of New York                                       $4,970,000            26.27%
                           One Wall Street
                           New York, NY  10286

                           JPMorgan Chase Bank                                        $8,917,000            47.14%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           State Street Bank and Trust Company                        $5,000,000            26.43%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

Class IA-4                 The Bank of New York                                       $8,463,000           100.00%
                           One Wall Street
                           New York, NY  10286

Class IM-1                 Citibank, N.A.                                             $3,185,000           100.00%
                           3800 Citibank Center B3-15
                           Tampa, FL  33610

Class IM-2                 Citibank, N.A.                                             $2,275,000           100.00%
                           3800 Citibank Center B3-15
                           Tampa, FL  33610

Class IIA-1                Deutsche Bank Trust Company Americas                      $95,000,000            36.82%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           Investors Bank & Trust Company                            $16,730,000             6.48%
                           200 Clarendon St, 9th Floor
                           Corporate Actions Unit/TOP57
                           Boston, MA  02116

                           Merrill, Lynch, Pierce Fenner & Smith                    $132,500,000            51.35%
                           Safekeeping
                           4 Corporate Place
                           Piscataway, NJ  08854

Class IIM-1                Deutsche Bank Trust Company Americas                       $5,000,000            47.28%
                           648 Grassmere Park Road
                           Nashville, TN  37211

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
                           JPMorgan Chase Bank                                        $2,000,000            18.91%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           State Street Bank and Trust Company                        $3,575,000            33.81%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

Class IIM-2                JPMorgan Chase Bank                                        $9,165,000           100.00%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Series 2001-C2
Class IA-2                 The Bank of New York                                      $10,000,000            11.27%
                           One Wall Street
                           New York, NY  10286

                           Bank of New York/Investment Account                       $10,000,000            11.27%
                           (Participant Contact Not Found)

                           Boston Safe Deposit and Trust Company                      $5,250,000             5.92%
                           525 William Penn Place, Suite 3148
                           Pittsburgh, PA  15259

                           Investors Bank & Trust Company                             $7,000,000             7.89%
                           200 Clarendon St, 9th Floor
                           Corporate Actions Unit/TOP57
                           Boston, MA  02116

                           JPMorgan Chase Bank                                       $16,000,000            18.03%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           LaSalle Bank National Association                          $6,000,000             6.76%
                           135 South LaSalle Street
                           Chicago, Il  60603

                           State Street Bank and Trust Company                        $5,500,000             6.20%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

                           U.S. Bank N.A.                                             $6,950,000             7.83%
                           Attn:  Securities Control
                           1555 N. Rivercenter Drive, Suite 0300
                           Milwaukee, WI 53212

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
                           Wachovia Bank N.A. - Phila. Main                           $5,500,000             6.20%
                           530 Walnut Street, 1st Floor
                           Philadelphia, PA  19101
                           Wells Fargo Bank Minnesota, N.A.                           $5,250,000             5.92%
                           c/o ADP Proxy Services
                           51 Mercedes Way
                           Edgewood, NY 11717

Class IA-3                 The Bank of New York                                       $4,000,000             9.20%
                           One Wall Street
                           New York, NY  10286

                           Fleet National Bank                                        $8,000,000            18.39%
                           159 East Main Street
                           Rochester, NY  14638

                           The Northern Trust Company                                 $2,750,000             6.32%
                           801 S. Canal C-IN
                           Chicago, IL  60607

                           State Street Bank and Trust Company                       $23,300,000            53.56%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

Class IA-4                 Boston Safe Deposit and Trust Company                     $10,000,000            16.24%
                           525 William Penn Place, Suite 3148
                           Pittsburgh, PA  15259

                           Citibank, N.A.                                            $31,595,000            51.29%
                           3800 Citibank Center B3-15
                           Tampa, FL  33610

                           JPMorgan Chase Bank                                       $20,000,000            32.47%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Class IA-5                 The Bank of New York                                      $10,000,000            24.87%
                           One Wall Street
                           New York, NY  10286

                           Bank of New York/Investment Account                       $30,205,000            75.13%
                           (Participant Contact Not Found)

Class IM-1                 JPMorgan Chase Bank                                       $10,750,000           100.00%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
Class IM-2                 Citibank, N.A.                                             $2,800,000            32.56%
                           3800 Citibank Center B3-15
                           Tampa, FL  33610

                           JPMorgan Chase Bank                                        $5,800,000            67.44%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Class IB                   Citibank, N.A.                                             $2,000,000            31.01%
                           3800 Citibank Center B3-15
                           Tampa, FL  33610

                           JPMorgan Chase Bank                                        $2,450,000            37.98%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           Wachovia Bank N.A.                                         $2,000,000            31.01%
                           40 Broad Street, 5th Floor
                           New York, NY 10004

Class IIA-1                Deutsche Bank Trust Company Americas                     $182,000,000            39.39%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           JPMorgan Chase Bank                                       $75,000,000            16.23%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           Merrill, Lynch, Pierce Fenner & Smith                    $175,075,000            37.89%
                           Safekeeping
                           4 Corporate Place
                           Piscataway, NJ  08854

                           Wachovia Bank N.A. - Phila. Main                          $25,000,000             5.41%
                           530 Walnut Street, 1st Floor
                           Philadelphia, PA  19101

Class IIM-1                Deutsche Bank Trust Company Americas                       $4,000,000            26.40%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           JPMorgan Chase Bank                                       $11,150,000            73.60%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
Class IIM-2                Deutsche Bank Trust Company Americas                       $4,887,500            35.19%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           JPMorgan Chase Bank                                        $9,000,000            64.81%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Class IIB                  Deutsche Bank Trust Company Americas                       $2,000,000            17.60%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           JPMorgan Chase Bank                                        $2,362,500            20.79%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           Wachovia Bank N.A.                                         $2,000,000            17.60%
                           40 Broad Street, 5th Floor
                           New York, NY 10004

                           Wells Fargo Bank Minnesota, N.A.                           $5,000,000            44.00%
                           c/o ADP Proxy Services
                           51 Mercedes Way
                           Edgewood, NY 11717

Series 2001-C3
Class A-1                  The Bank of New York/CDC-FP                               $20,112,500             7.45%
                           One Wall Street
                           New York, NY  10286

                           JPMorgan Chase Bank                                       $65,000,000            24.06%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           Merrill, Lynch, Pierce Fenner & Smith                    $113,000,000            41.83%
                           Safekeeping
                           4 Corporate Place
                           Piscataway, NJ  08854

                           Wells Fargo Bank Minnesota, N.A.                          $62,000,000            22.95%
                           c/o ADP Proxy Services
                           51 Mercedes Way
                           Edgewood, NY 11717

Class M-1                  The Bank of New York                                       $3,112,500            17.18%
                           One Wall Street
                           New York, NY  10286

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
                           Investors Bank & Trust Company                             $5,000,000            27.61%
                           200 Clarendon St, 9th Floor
                           Corporate Actions Unit/TOP57
                           Boston, MA  02116

                           JPMorgan Chase Bank                                       $10,000,000            55.21%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Class M-2                  The Bank of New York                                       $6,687,500            49.95%
                           One Wall Street
                           New York, NY  10286

                           JPMorgan Chase Bank                                        $6,700,000            50.05%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Class B                    JPMorgan Chase Bank                                        $7,025,000            63.72%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           Wells Fargo Bank Minnesota, N.A.                           $4,000,000            36.28%
                           c/o ADP Proxy Services
                           51 Mercedes Way
                           Edgewood, NY 11717

Series 2002-C1
IA1                        Boston Safe Deposit and Trust Company                     $21,390,000            34.78%
                           525 William Penn Place, Suite 3148
                           Pittsburgh, PA  15259

                           The Northern Trust Company                                $14,450,000            23.50%
                           801 S. Canal C-IN
                           Chicago, IL  60607

                           State Street Bank and Trust Company                       $19,705,000            32.04%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

IA2                        Deutsche Bank Trust Company Americas                       $1,000,000             5.88%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           JPMorgan Chase Bank                                       $15,000,000            88.24%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
                           Manufacturers and Traders Trust Company                    $1,000,000             5.88%
                           P.O. Box 1377
                           Buffalo, NY  14240

IA3                        Boston Safe Deposit and Trust Company                     $16,750,000            43.23%
                           525 William Penn Place, Suite 3148
                           Pittsburgh, PA  15259

                           Investors Bank & Trust Company                             $2,000,000             5.16%
                           200 Clarendon St, 9th Floor
                           Corporate Actions Unit/TOP57
                           Boston, MA  02116

                           State Street Bank and Trust Company                        $9,000,000            23.23%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

                           Wachovia Bank N.A. - Phila. Main                          $10,000,000            25.81%
                           530 Walnut Street, 1st Floor
                           Philadelphia, PA  19101

IA4                        Boston Safe Deposit and Trust Company                      $2,750,000            10.78%
                           525 William Penn Place, Suite 3148
                           Pittsburgh, PA  15259

                           Deutsche Bank Trust Company Americas                       $4,550,000            17.84%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           Investors Bank & Trust Company                             $2,460,000             9.65%
                           200 Clarendon St, 9th Floor
                           Corporate Actions Unit/TOP57
                           Boston, MA  02116

                           JPMorgan Chase Bank                                        $5,680,000            22.27%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           The Northern Trust Company                                 $1,710,000             6.71%
                           801 S. Canal C-IN
                           Chicago, IL  60607

                           State Street Bank and Trust Company                        $4,460,000            17.49%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
IA5                        JPMorgan Chase Bank                                       $12,050,000            42.40%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           State Street Bank and Trust Company                       $13,546,000            47.66%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

IA6                        The Bank of New York                                       $8,000,000            42.06%
                           One Wall Street
                           New York, NY  10286

                           Citibank, N.A.                                             $5,000,000            26.29%
                           3800 Citibank Center B3-15
                           Tampa, FL  33610

                           JPMorgan Chase Bank                                        $5,000,000            26.29%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           The Northern Trust Company                                 $1,019,000             5.36%
                           801 S. Canal C-IN
                           Chicago, IL  60607

IM1                        The Bank of New York                                       $2,837,500            36.20%
                           One Wall Street
                           New York, NY  10286

                           Citibank, N.A.                                             $2,000,000            25.52%
                           3800 Citibank Center B3-15
                           Tampa, FL  33610

                           JPMorgan Chase Bank                                        $2,000,000            25.52%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           U.S. Bank N.A.                                             $1,000,000            12.76%
                           Attn:  Securities Control
                           1555 N. Rivercenter Drive, Suite 0300
                           Milwaukee, WI 53212

IM2                        The Bank of New York                                       $2,225,000            42.58%
                           One Wall Street
                           New York, NY  10286

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
                           Citibank, N.A.                                             $1,500,000            28.71%
                           3800 Citibank Center B3-15
                           Tampa, FL  33610

IB                         Citibank, N.A.                                             $1,400,000            33.49%
                           3800 Citibank Center B3-15
                           Tampa, FL  33610

                           JPMorgan Chase Bank                                        $2,780,000            66.51%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

IIA1                       The Bank of New York                                      $20,000,000            10.44%
                           One Wall Street
                           New York, NY  10286

                           Deutsche Bank Trust Company Americas                      $35,000,000            18.27%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           JPMorgan Chase Bank                                      $126,520,000            66.06%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           State Street Bank and Trust Company                       $10,000,000             5.22%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

IIM1                       Deutsche Bank Trust Company Americas                       $5,000,000            42.52%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           State Street Bank and Trust Company                        $6,760,000            57.48%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

IIM2                       The Bank of New York                                       $5,760,000            57.14%
                           One Wall Street
                           New York, NY  10286

                           Boston Safe Deposit and Trust Company                      $3,115,000            30.90%
                           525 William Penn Place, Suite 3148
                           Pittsburgh, PA  15259

IIB                        Credit Suisse First Boston LLC                             $1,000,000            12.76%
                           c/o ADP Proxy Services

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
                           JPMorgan Chase Bank                                        $6,840,000            87.24%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Series 2001-FF1
Class IA-1                 Boston Safe Deposit and Trust Company                    $100,021,225           100.00%
                           525 William Penn Place, Suite 3148
                           Pittsburgh, PA  15259

Class IA-2                 Deutsche Bank Trust Company Americas                      $30,000,000            15.68%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           JPMorgan Chase Bank                                       $91,100,000            47.62%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           Merrill, Lynch, Pierce Fenner & Smith                     $30,000,000            15.68%
                           Safekeeping
                           4 Corporate Place
                           Piscataway, NJ  08854

                           State Street Bank and Trust Company                       $19,500,000            10.19%
                           1776 Heritage Dr.
                           Global Corporate Action Unit JAB 5NW
                           No. Quincy, MA 02171

                           Wells Fargo Bank Minnesota, N.A.                          $11,300,000             5.91%
                           c/o ADP Proxy Services
                           51 Mercedes Way
                           Edgewood, NY 11717

Class M-1                  Deutsche Bank Trust Company Americas                       $2,500,000            15.06%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           Investors Bank & Trust Company                             $2,500,000            15.06%
                           200 Clarendon St, 9th Floor
                           Corporate Actions Unit/TOP57
                           Boston, MA  02116

                           JPMorgan Chase Bank                                        $5,599,500            33.73%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

                           The Northern Trust Company                                 $6,000,000            36.15%
                           801 S. Canal C-IN
                           Chicago, IL  60607

Chase Funding, Inc.        Name & Address of Participant                    Original Certificate        % of Class
                                                                               Principal Balance
Class M-2                  Deutsche Bank Trust Company Americas                       $2,479,850            24.90%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           Investors Bank & Trust Company                             $2,479,850            24.90%
                           200 Clarendon St, 9th Floor
                           Corporate Actions Unit/TOP57
                           Boston, MA  02116

                           JPMorgan Chase Bank                                        $5,000,000            50.20%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254

Class B                    Citibank, N.A.                                             $2,959,700            29.72%
                           3800 Citibank Center B3-15
                           Tampa, FL  33610

                           Deutsche Bank Trust Company Americas                       $4,000,000            40.16%
                           648 Grassmere Park Road
                           Nashville, TN  37211

                           Investors Bank & Trust Company                             $3,000,000            30.12%
                           200 Clarendon St, 9th Floor
                           Corporate Actions Unit/TOP57
                           Boston, MA  02116

Item 13. Certain Relationships and Related Transactions.

         Omitted.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports of Form 8-K.

         (a)      Exhibits

                  99.1 Servicer's Annual Statement of Compliance for each of the following Series:

                           (i)      Series 1999-1
                           (ii)     Series 1999-2
                           (iii)    Series 1999-3
                           (iv)     Series 1999-4
                           (v)      Series 2000-1
                           (vi)     Series 2000-2
                           (vii)    Series 2000-3
                           (viii)   Series 2001-1
                           (ix)     Series 2001-2
                           (x)      Series 2001-3
                           (xi)     Series 2001-4
                           (xii)    Series 2002-1
                           (xiii)   Series 2002-2
                           (xiv)    Series 2002-3
                           (xv)     Series 2002-4
                           (xvi)    Series 2001-AD1
                           (xvii)   Series 2001-C1
                           (xviii)  Series 2001-C2
                           (xix)    Series 2001-C3
                           (xx)     Series 2002-C1
                           (xxi)    Series 2001-FF1

                  99.2 Reports prepared by Servicer's certified independent accountants concerning their respective duties for the year ended December 31, 2002:

                  99.3 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                           (i)      Series 1999-1
                           (ii)     Series 1999-2
                           (iii)    Series 1999-3
                           (iv)     Series 1999-4
                           (v)      Series 2000-1
                           (vi)     Series 2000-2
                           (vii)    Series 2000-3
                           (viii)   Series 2001-1
                           (ix)     Series 2001-2
                           (x)      Series 2001-3
                           (xi)     Series 2001-4
                           (xii)    Series 2002-1
                           (xiii)   Series 2002-2
                           (xiv)    Series 2002-3
                           (xv)     Series 2002-4
                           (xvi)    Series 2001-AD1
                           (xvii)   Series 2001-C1
                           (xviii)  Series 2001-C2
                           (xix)    Series 2001-C3
                           (xx)     Series 2002-C1
                           (xxi)    Series 2001-FF1

         (b) Reports on Form 8-K during the last quarter of the prior calendar year.

                  (i)      Date            Items Reported      Financial Statements
                           ----------      --------------      --------------------------------------------------
                           10/11/2002      5, 7                Monthly report to securityholders dated 9/25/2002
                           11/08/2002      5, 7                Monthly report to securityholders dated 10/25/2002
                           11/27/2002      5, 7                Monthly report to securityholders dated 11/25/2002
                           01/02/2003      5, 7                Monthly report to securityholders dated 12/26/2002

                  (ii) Reports on Form 8-K were filed during the last quarter of the prior calendar year for the following series:

                           (A) Series 2002-3 September 9, 2002 in response to Item 5 and Item 7 (Structural Term Sheets, Collateral Term Sheets and Computational Materials)

                           (B) Series 2002-3 September 12, 2002 in response to Items 5 and 7 (Computational Materials)

                           (C) Series 2002-3 September 20, 2002 in response to Items 5 and 7 (Filing of Legality and Tax Opinions)

                           (D) Series 2002-3 September 20, 2002 in response to Items 5 and 7 (Acquisition or Disposition of Assets and Pooling and Servicing Agreement)

                           (E) Series 2002-4 November 4, 2002 in response to Items 5 and 7 (Structural Term Sheets, Collateral Term Sheets and Computational Materials)

                           (F) Series 2002-4 November 20, 2002 in response to Items 5 and 7 (Filing of Legality and Tax Opinions)

                           (G) Series 2002-4 November 20, 2002 in response to Items 5 and 7 (Acquisition or Disposition of Assets and Pooling and Servicing Agreement)

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             CHASE FUNDING, INC.                       (Registrant)


             By: /s/Luke S. Hayden
                -----------------------------
             Name:  Luke S. Hayden
             Title: Chief Executive Officer

Date:    March 28, 2003

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

                                INDEX TO EXHIBITS

EXHIBITS

         99.1 Servicer's Annual Statement of Compliance for each of the following Series:

                  (i)      Series 1999-1
                  (ii)     Series 1999-2
                  (iii)    Series 1999-3
                  (iv)     Series 1999-4
                  (v)      Series 2000-1
                  (vi)     Series 2000-2
                  (vii)    Series 2000-3
                  (viii)   Series 2001-1
                  (ix)     Series 2001-2
                  (x)      Series 2001-3
                  (xi)     Series 2001-4
                  (xii)    Series 2002-1
                  (xiii)   Series 2002-2
                  (xiv)    Series 2002-3
                  (xv)     Series 2002-4
                  (xvi)    Series 2001-AD1
                  (xvii)   Series 2001-C1
                  (xviii)  Series 2001-C2
                  (xix)    Series 2001-C3
                  (xx)     Series 2002-C1
                  (xxi)    Series 2001-FF1

         99.2 Reports prepared by Servicer's certified independent accountants concerning their respective duties for the year ended December 31, 2002:

         99.3 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  (i)      Series 1999-1
                  (ii)     Series 1999-2
                  (iii)    Series 1999-3
                  (iv)     Series 1999-4
                  (v)      Series 2000-1
                  (vi)     Series 2000-2
                  (vii)    Series 2000-3
                  (viii)   Series 2001-1
                  (ix)     Series 2001-2
                  (x)      Series 2001-3
                  (xi)     Series 2001-4
                  (xii)    Series 2002-1
                  (xiii)   Series 2002-2
                  (xiv)    Series 2002-3
                  (xv)     Series 2002-4
                  (xvi)    Series 2001-AD1
                  (xvii)   Series 2001-C1
                  (xviii)  Series 2001-C2
                  (xix)    Series 2001-C3
                  (xx)     Series 2002-C1
                  (xxi)    Series 2001-FF1