Form 10-K
period 2003-12-31
CHASE FUNDING INC
filed 2004-03-30
CIK 825309

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

    FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2003
                      or
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             Commission file number:
                                    333-64131
                                    333-89425
                                    333-68848
                                   333-106428
                 -----------------------------------------------
                               CHASE FUNDING, INC.
(Issuer in respect of Chase Funding Mortgage Loan Asset-Backed Certificates Series 1999-1, Series 1999-2, Series 1999-3, Series 1999-4, Series 2000-1,
Series 2000-2, Series 2000-3, Series 2001-1, Series 2001-2, Series 2001-3,
Series 2001-4, Series 2002-1, Series 2002-2, Series 2002-3, Series 2002-4,
Series 2003-1, Series 2003-2, Series 2003-3, Series 2003-4, Series 2003-5,
Series 2003-6, Series 2001-AD1, Series 2001-C1, Series 2001-C2, Series 2001-C3, Series 2002-C1, Series 2003-C1, Series 2003-C2 and Series 2001-FF1)
                              (the "Certificates")

 -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



New York                                         13-3436103
------------------------------                   -------------------
(State or other jurisdiction )                   (I.R.S. Employer
 of incorporation                                Identification No.)

 343 Thornall Street, Edison, NJ                 08837
 ----------------------------------------        -------------
 (Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code:  (732) 205-0600

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

         The Mortgage Loan Asset-Backed Certificates, Series 1999-1, Series 1999-2, Series 1999-3, Series 1999-4, Series 2000-1, Series 2000-2, Series
2000-3, Series 2001-1, Series 2001-2, Series 2001-3, Series 2001-4, Series
2002-1, Series 2002-2, Series 2002-3, Series 2002-4, Series 2003-1, Series
2003-2, Series 2003-3, Series 2003-4, Series 2003-5, Series 2003-6 and its Chase Funding Loan Acquisition Trust Mortgage Loan Asset-Backed Certificates, Series 2001-AD1, Series 2001-C1, Series 2001-C2, Series 2001-C3, Series 2002-C1, Series 2003-C1, Series 2003-C2 and Series 2001-FF1 (each a "Series"), each represent the entire beneficial ownership interest in a trust fund (the "Trust Fund") consisting, among other things, of a segregated pool of subprime one- to four-family first-lien or second lien mortgage loans (the "Mortgage Loans").

PART I

Item 1.           Business.

         Omitted.

Item 2.           Properties.

         Information regarding the mortgaged properties is included in the Accountant's Report and the Annual Statement of Compliance filed under Item 14 hereof, as discussed in Item 14.

Item 3.           Legal Proceedings.

         The registrant knows of no material pending legal proceedings with respect to the Trust Fund for any Series, involving the registrant, the Trust Fund, the related trustee) and Chase Manhattan Mortgage Corporation (the "Seller" and "Servicer"), other than ordinary routine litigation incidental to duties of the registrant, Trustee, Seller or the Servicer under the applicable pooling and servicing agreement for Series 1999-1, Series 1999-2, Series 1999-3, Series 1999-4, Series 2000-1, Series 2000-2, Series 2000-3, Series 2001-1,
Series 2001-2, Series 2001-3, Series 2001-4, Series 2002-1, Series 2002-2,
Series 2002-3, Series 2002-4, Series 2003-1, Series 2003-2, Series 2003-3,
Series 2003-4, Series 2003-5, Series 2003-6 and its Chase Funding Loan Acquisition Trust Mortgage Loan Asset-Backed Certificates, Series 2001-AD1, Series 2001-C1, Series 2001-C2, Series 2001-C3, Series 2002-C1, Series 2003-C1, Series 2003-C2 and Series 2001-FF1.

Item 4.           Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of Certificateholders for any Series during the fiscal year covered by this report.

PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters.

         (a)      (1)      To the knowledge of the Registrant, there is no
                           established public market for the Certificates of any Series.

                  (2) To the knowledge of the Registrant, there are no reported high and low bid quotations for any of the Certificates.

         (b) The records of The Depository Trust Company ("DTC") indicate that as of December 31, 2003, the following Series had the following number of holders of record:

                           Series 1999-1:            20
                           Series 1999-2:            40
                           Series 1999-3:            25
                           Series 1999-4:            32
                           Series 2000-1:            25
                           Series 2000-2:            33
                           Series 2000-3:            46
                           Series 2001-1:            33
                           Series 2001-2:            46
                           Series 2001-3:            63
                           Series 2001-4:            46
                           Series 2002-1:            74
                           Series 2002-2:            88
                           Series 2002-3:            67
                           Series 2002-4:            58
                           Series 2003-1:            78
                           Series 2003-2:            88
                           Series 2003-3:            79
                           Series 2003-4:            132
                           Series 2003-5:            131
                           Series 2003-6:            100
                           Series 2001-AD1:          33
                           Series 2001-C1:           25
                           Series 2001-C2:           35
                           Series 2001-C3:           18
                           Series 2002-C1:           57
                           Series 2003-C1:           59
                           Series 2003-C2:           9
                           Series 2001-FF1:          19

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

         Omitted.

Item 11. Executive Compensation.

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The records of DTC indicate that as of December 31, 2003, there were the following holders of record with more than 5% of each class of each series of Certificates:

----------------------------------------------------------------------------------------------------------------------
Series/Class    Name & Address of Participant                        Original Certificate                  % of Class
                                                                        Principal Balance
----------------------------------------------------------------------------------------------------------------------
1999-1
----------------------------------------------------------------------------------------------------------------------
Class IA-3      The Bank of New York                                    $    6,450,000.00                      50.00%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company                     $    6,450,000.00                      50.00%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
Class IA-4      JPMorgan Chase Bank                                     $    8,000,000.00                      66.67%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                Citibank/Private Banking Division                       $    4,000,000.00                      33.33%
                333 West 34th Street, 5th Floor
                New York, NY  10001
----------------------------------------------------------------------------------------------------------------------
Class IA-5      Wells Fargo Bank Minnesota, N.A.                        $   11,000,000.00                      84.62%
                c/o ADP Proxy Services
                51 Mercedes Way
                Edgewood, NY 11717
----------------------------------------------------------------------------------------------------------------------
                The Bank of New York                                    $    2,000,000.00                      15.38%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
Class IM-1      JPMorgan Chase Bank                                     $    6,987,000.00                     100.00%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
Class IM-2      Citibank, N.A.                                          $    2,275,000.00                     100.00%
                3800 Citibank Center B3-15
                Tampa, FL  33610
----------------------------------------------------------------------------------------------------------------------
Class IB        JPMorgan Chase Bank                                     $    2,438,000.00                     100.00%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Class IIA-1     JPMorgan Chase Bank                                    $    66,650,000.00                      48.07%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                The Bank of New York                                   $    37,000,000.00                      26.69%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
                Mellon Trust of New England, NA                        $    35,000,000.00                      25.24%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
----------------------------------------------------------------------------------------------------------------------
Class IIM-1     Pershing LLC                                           $     7,625,000.00                      43.26%
                International Services Division
                1 Pershing Plaza
                Jersey City, NJ  07399
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                    $     6,875,000.00                      39.01%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                The Northern Trust Company                             $     3,125,000.00                      17.73%
                801 S. Canal C-IN
                Chicago, IL  60607
----------------------------------------------------------------------------------------------------------------------
Class IIM-2     The Bank of New York                                   $    11,750,000.00                     100.00%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
Class IIB       State Street Bank and Trust Company                    $     5,500,000.00                      66.87%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
                Lehman Brothers, Inc.                                  $     2,000,000.00                      24.32%
                70 Hudson Street
                Jersey City, NJ  07302
----------------------------------------------------------------------------------------------------------------------
                Bank One Trust Company, N.A. - State                   $       500,000.00                       6.08%
                340 South Cleveland Ave.
                Building 350
                Columbus, OH
                43240
----------------------------------------------------------------------------------------------------------------------
1999-2
----------------------------------------------------------------------------------------------------------------------
Class IA-4      Citibank, N.A.                                         $    10,441,000.00                      53.71%
                3800 Citibank Center B3-15
                Tampa, FL  33610
----------------------------------------------------------------------------------------------------------------------
                M&I Marshall & Isley Bank                              $     2,170,000.00                      11.16%
                Issuer Services
                c/o ADP Proxy Services
                51 Mercedes Way
                Edgewood, NY  11717
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                    $     2,000,000.00                      10.29%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                The Northern Trust Company                             $     1,900,000.00                       9.77%
                801 S. Canal C-IN
                Chicago, IL  60607
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
                U.S. Bank N.A.                                          $    1,200,000.00                       6.17%
                Attn:  Securities Control
                1555 N. Rivercenter Drive, Suite 0300
                Milwaukee, WI 53212
----------------------------------------------------------------------------------------------------------------------
Class IA-5      Wells Fargo Bank Minnesota, N.A.                        $   10,000,000.00                      41.67%
                c/o ADP Proxy Services
                51 Mercedes Way
                Edgewood, NY 11717
----------------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company                     $    7,000,000.00                      29.17%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
                The Bank of New York                                    $    3,765,000.00                      15.69%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
                Brown Brothers Harriman & Co.                           $    1,290,000.00                       5.38%
                63 Wall Street, 8th Fl.
                New York, NY  10005
----------------------------------------------------------------------------------------------------------------------
Class IM-1      JPMorgan Chase Bank                                     $    9,000,000.00                     100.00%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
Class IM-2      Citibank, N.A.                                          $    3,750,000.00                      50.00%
                3800 Citibank Center B3-15
                Tampa, FL  33610
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                     $    3,750,000.00                      50.00%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
Class IB        Wachovia Bank N.A.                                      $    3,000,000.00                      54.55%
                40 Broad Street, 5th Floor
                New York, NY 10004
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                     $    2,500,000.00                      45.45%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
Class IIA-1     JPMorgan Chase Bank                                     $  198,950,000.00                      61.41%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company                     $   69,275,000.00                      21.38%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
                The Bank of New York                                    $   37,725,000.00                      11.65%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
                The Northern Trust Company                              $   18,000,000.00                       5.56%
                801 S. Canal C-IN
                Chicago, IL  60607
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Class IIM-1     State Street Bank and Trust Company                     $   13,000,000.00                      57.02%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
                Mellon Trust of New England, NA                         $    5,000,000.00                      21.93%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
----------------------------------------------------------------------------------------------------------------------
                UMB Bank, National Association                          $    5,000,000.00                      21.93%
                928 Grand Blvd.
                Kansas City, MO 64106
----------------------------------------------------------------------------------------------------------------------
Class IIM-2     The Bank of New York                                    $    8,050,000.00                      44.60%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
                Citigroup Global Markets Inc./Salomon                   $    5,000,000.00                      27.70%
                Brothers
                333 W 34th Street, 3rd Floor
                New York, NY  10001
----------------------------------------------------------------------------------------------------------------------
                Wachovia Bank N.A. - Phila. Main                        $    5,000,000.00                      27.70%
                530 Walnut Street, 1st Floor
                Philadelphia, PA  19101
----------------------------------------------------------------------------------------------------------------------
Class IIB       Deutsche Bank Trust Company Americas                    $    7,000,000.00                      46.05%
                648 Grassmere Park Road
                Nashville, TN  37211
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                     $    5,000,000.00                      32.89%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                The Bank of New York                                    $    3,200,000.00                      21.05%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
1999-3
----------------------------------------------------------------------------------------------------------------------
Class IA-4      JPMorgan Chase Bank                                     $   12,000,000.00                      66.67%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company                     $    6,000,000.00                      33.33%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
Class IA-5      The Bank of New York                                    $    6,000,000.00                      55.30%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
                Citibank, N.A.                                          $    4,850,000.00                      44.70%
                3800 Citibank Center B3-15
                Tampa, FL  33610
----------------------------------------------------------------------------------------------------------------------
Class IA-6      The Bank of New York                                    $   12,150,000.00                     100.00%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Class IM-1      JPMorgan Chase Bank                                     $    3,750,000.00                      55.56%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                The Bank of New York                                    $    3,000,000.00                      44.44%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
Class IM-2      Mellon Trust of New England, NA                         $    2,000,000.00                      53.88%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
----------------------------------------------------------------------------------------------------------------------
                Wachovia Bank N.A. - Phila. Main                        $    1,712,000.00                      46.12%
                530 Walnut Street, 1st Floor
                Philadelphia, PA  19101
----------------------------------------------------------------------------------------------------------------------
Class IB-1      Wachovia Bank N.A. - Phila. Main                        $    1,538,000.00                      50.63%
                530 Walnut Street, 1st Floor
                Philadelphia, PA  19101
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                     $    1,500,000.00                      49.37%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
Class IIA-1     Mellon Trust of New England, NA                         $   72,525,000.00                      35.03%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                     $   55,000,000.00                      26.57%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company                    $    41,120,000.00                      19.86%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
                Citibank, N.A.                                         $    17,500,000.00                       8.45%
                3800 Citibank Center B3-15
                Tampa, FL  33610
----------------------------------------------------------------------------------------------------------------------
Class IIB       Wachovia Bank N.A. - Phila. Main                       $     6,025,000.00                      54.65%
                530 Walnut Street, 1st Floor
                Philadelphia, PA  19101
----------------------------------------------------------------------------------------------------------------------
                Wachovia Bank N.A.                                     $     4,000,000.00                      36.28%
                40 Broad Street, 5th Floor
                New York, NY 10004
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                    $     1,000,000.00                       9.07%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
Class IIM-1     JPMorgan Chase Bank                                    $    14,225,000.00                      89.32%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
                The Northern Trust Company                              $    1,700,000.00                      10.68%
                801 S. Canal C-IN
                Chicago, IL  60607
----------------------------------------------------------------------------------------------------------------------
Class IIM-2     Wachovia Bank N.A. - Phila. Main                        $    5,525,000.00                      50.11%
                530 Walnut Street, 1st Floor
                Philadelphia, PA  19101
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                     $    5,500,000.00                      49.89%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
1999-4
----------------------------------------------------------------------------------------------------------------------
Class IA-4      The Bank of New York                                    $    9,000,000.00                      56.25%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
                Wachovia Bank N.A.                                      $    5,000,000.00                      31.25%
                40 Broad Street, 5th Floor
                New York, NY 10004
----------------------------------------------------------------------------------------------------------------------
                Brown Brothers Harriman & Co.                           $    1,000,000.00                       6.25%
                63 Wall Street, 8th Fl.
                New York, NY  10005
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                     $    1,000,000.00                       6.25%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
Class IA-5      U.S. Bank N.A.                                          $    4,140,000.00                      35.57%
                Attn:  Securities Control
                1555 N. Rivercenter Drive, Suite 0300
                Milwaukee, WI 53212
----------------------------------------------------------------------------------------------------------------------
                Wachovia Bank N.A.                                      $    3,500,000.00                      30.07%
                40 Broad Street, 5th Floor
                New York, NY 10004
----------------------------------------------------------------------------------------------------------------------
                Deutsche Bank Trust Company Americas                    $    2,550,000.00                      21.91%
                648 Grassmere Park Road
                Nashville, TN  37211
----------------------------------------------------------------------------------------------------------------------
                The Northern Trust Company                              $      850,000.00                       7.30%
                801 S. Canal C-IN
                Chicago, IL  60607
----------------------------------------------------------------------------------------------------------------------
                UBS Financial Services Inc.                             $      600,000.00                       5.15%
                1200 Harbor Blvd.
                Weehawken, NJ 07086
----------------------------------------------------------------------------------------------------------------------
Class IA-6      Brown Brothers Harriman & Co.                           $    5,800,000.00                      48.49%
                63 Wall Street, 8th Fl.
                New York, NY  10005
----------------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company                     $    2,000,000.00                      16.72%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
                Wachovia Bank N.A.                                      $    3,500,000.00                      29.26%
                40 Broad Street, 5th Floor
                New York, NY 10004
----------------------------------------------------------------------------------------------------------------------
                The Bank of New York                                    $      660,000.00                       5.52%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Class IM-1      JPMorgan Chase Bank                                     $    2,000,000.00                      43.96%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                Wachovia Bank N.A. - Phila. Main                        $    1,400,000.00                      30.77%
                530 Walnut Street, 1st Floor
                Philadelphia, PA  19101
----------------------------------------------------------------------------------------------------------------------
                U.S. Bank N.A.                                          $    1,150,000.00                      25.27%
                Attn:  Securities Control
                1555 N. Rivercenter Drive, Suite 0300
                Milwaukee, WI 53212
----------------------------------------------------------------------------------------------------------------------
Class IM-2      Citibank, N.A.                                          $    1,000,000.00                      34.19%
                3800 Citibank Center B3-15
                Tampa, FL  33610
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                     $    1,025,000.00                      35.04%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                Wachovia Bank N.A. - Phila. Main                        $      900,000.00                      30.77%
                530 Walnut Street, 1st Floor
                Philadelphia, PA  19101
----------------------------------------------------------------------------------------------------------------------
Class IB        JPMorgan Chase Bank                                     $    2,025,000.00                      69.23%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                Wachovia Bank N.A. - Phila. Main                        $      900,000.00                      30.77%
                530 Walnut Street, 1st Floor
                Philadelphia, PA  19101
----------------------------------------------------------------------------------------------------------------------
Class IIA-1     Investors Bank & Trust Company                          $   66,000,000.00                      32.16%
                200 Clarendon St, 9th Floor
                Corporate Actions Unit/TOP57
                Boston, MA  02116
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                     $   62,000,000.00                      30.21%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                Deutsche Bank Trust Company Americas                    $   40,200,000.00                      19.59%
                648 Grassmere Park Road
                Nashville, TN  37211
----------------------------------------------------------------------------------------------------------------------
                Mellon Trust of New England, NA                         $   14,000,000.00                       6.82%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
----------------------------------------------------------------------------------------------------------------------
                Mellon Trust of New England, NA                         $   14,000,000.00                       6.82%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
----------------------------------------------------------------------------------------------------------------------
Class IIM-1     JPMorgan Chase Bank                                     $   14,760,000.00                     100.00%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Class IIM-2     JPMorgan Chase Bank                                     $    7,440,000.00                      71.26%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                Wachovia Bank N.A. - Phila. Main                        $    3,000,000.00                      28.74%
                530 Walnut Street, 1st Floor
                Philadelphia, PA  19101
----------------------------------------------------------------------------------------------------------------------
Class IIB       Wachovia Bank N.A. - Phila. Main                        $    9,600,000.00                     100.00%
                530 Walnut Street, 1st Floor
                Philadelphia, PA  19101
----------------------------------------------------------------------------------------------------------------------
2000-1
----------------------------------------------------------------------------------------------------------------------
Class IA-4      State Street Bank and Trust Company                     $   12,000,000.00                      70.59%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
                The Bank of New York                                    $    5,000,000.00                      29.41%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
Class IA-5      The Bank of New York                                    $    7,170,000.00                      70.50%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
                The Northern Trust Company                              $    3,000,000.00                      29.50%
                801 S. Canal C-IN
                Chicago, IL  60607
----------------------------------------------------------------------------------------------------------------------
Class IA-6      JPMorgan Chase Bank                                     $    9,830,000.00                      83.09%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                The Northern Trust Company                              $    2,000,000.00                      16.91%
                801 S. Canal C-IN
                Chicago, IL  60607
----------------------------------------------------------------------------------------------------------------------
Class IM-1      Deutsche Bank Trust Company Americas                    $    2,800,000.00                      71.79%
                648 Grassmere Park Road
                Nashville, TN  37211
----------------------------------------------------------------------------------------------------------------------
                UBS Financial Services Inc.                             $      600,000.00                      15.38%
                1200 Harbor Blvd.
                Weehawken, NJ 07086
----------------------------------------------------------------------------------------------------------------------
                The Northern Trust Company                              $      500,000.00                      12.82%
                801 S. Canal C-IN
                Chicago, IL  60607
----------------------------------------------------------------------------------------------------------------------
Class IM-2      JPMorgan Chase Bank                                     $    2,225,000.00                      52.66%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                PNC Bank, National Association                          $    1,725,000.00                      40.83%
                8800 Tinicum Blvd.
                Philadelphia, PA 19153
----------------------------------------------------------------------------------------------------------------------
                The Bank of New York                                    $      275,000.00                       6.51%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Class IB        Barclays Capital Inc./Barclays Bank PLC,               $     2,000,000.00                      55.94%
                London Branch
                222 Broadway
                New York, NY  10038
----------------------------------------------------------------------------------------------------------------------
                Barclays Capital Inc./Barclays Bank PLC,               $     1,575,000.00                      44.06%
                London Branch
                222 Broadway
                New York, NY  10038
----------------------------------------------------------------------------------------------------------------------
Class IIA-1     Merrill, Lynch, Pierce Fenner & Smith                  $   165,000,000.00                      68.92%
                Safekeeping
                4 Corporate Place
                Piscataway, NJ  08854
----------------------------------------------------------------------------------------------------------------------
                Deutsche Bank Trust Company Americas                   $    29,400,000.00                      12.28%
                648 Grassmere Park Road
                Nashville, TN  37211
----------------------------------------------------------------------------------------------------------------------
                The Bank of New York/JP Morgan PPB                     $    25,000,000.00                      10.44%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
                The Bank of New York                                   $    20,000,000.00                       8.35%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
Class IIM-1     JPMorgan Chase Bank                                    $    16,100,000.00                     100.00%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
Class IIM-2     JPMorgan Chase Bank                                    $     5,300,000.00                      39.85%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                LBI - Lehman Government Securities Inc.                $     4,000,000.00                      30.08%
                (LBI)
                70 Hudson Street
                Jersey City, NJ  07302
----------------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company                    $     4,000,000.00                      30.08%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
Class IIB       The Bank of New York                                   $     4,500,000.00                      40.18%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
                Deutsche Bank Trust Company Americas                   $     3,200,000.00                      28.57%
                648 Grassmere Park Road
                Nashville, TN  37211
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                    $     3,500,000.00                      31.25%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
2000-2
----------------------------------------------------------------------------------------------------------------------
Class IA-4      The Bank of New York                                   $    10,200,000.00                      49.76%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
                The Northern Trust Company                              $    5,050,000.00                      24.63%
                801 S. Canal C-IN
                Chicago, IL  60607
----------------------------------------------------------------------------------------------------------------------
                Wachovia Bank N.A.                                      $    1,800,000.00                       8.78%
                40 Broad Street, 5th Floor
                New York, NY 10004
----------------------------------------------------------------------------------------------------------------------
                M&I Marshall & Isley Bank                               $    1,750,000.00                       8.54%
                Issuer Services
                c/o ADP Proxy Services
                51 Mercedes Way
                Edgewood, NY  11717
----------------------------------------------------------------------------------------------------------------------
Class IA-5      The Bank of New York                                    $   15,338,000.00                      94.21%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
Class IA-6      JPMorgan Chase Bank                                     $   12,420,000.00                     100.00%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
Class IM-1      JPMorgan Chase Bank                                     $    4,050,000.00                     100.00%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
Class IM-2      JPMorgan Chase Bank                                     $    3,712,500.00                     100.00%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
Class IB        Deutsche Bank Trust Company Americas                    $    3,037,500.00                     100.00%
                648 Grassmere Park Road
                Nashville, TN  37211
----------------------------------------------------------------------------------------------------------------------
Class IIA-1     JPMorgan Chase Bank                                     $  106,620,000.00                      38.15%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                Merrill, Lynch, Pierce Fenner & Smith                   $  100,000,000.00                      35.78%
                Safekeeping
                4 Corporate Place
                Piscataway, NJ  08854
----------------------------------------------------------------------------------------------------------------------
                The Northern Trust Company                              $   99,065,000.00                      35.44%
                801 S. Canal C-IN
                Chicago, IL  60607
----------------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company                     $   39,205,000.00                      14.03%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
                Mellon Trust of New England, NA                         $   30,500,000.00                      10.91%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
----------------------------------------------------------------------------------------------------------------------
Class IIM-1     UBS Warburg LLC/CMC                                     $   17,875,000.00                     100.00%
                299 Park Avenue
                New York, NY  10171
----------------------------------------------------------------------------------------------------------------------
Class IIM-2     JPMorgan Chase Bank                                     $   10,000,000.00                      64.78%
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                Citibank, N.A.                                          $    3,687,500.00                      23.89%
                3800 Citibank Center B3-15
                Tampa, FL  33610
----------------------------------------------------------------------------------------------------------------------
                Union Bank of California Capital Markets                $    1,750,000.00                      11.34%
                445 S. Figuero Street, 11th Floor
                Los Angelas, CA 90071
----------------------------------------------------------------------------------------------------------------------
Class IIB       Deutsche Bank Trust Company Americas                    $    4,187,500.00
                648 Grassmere Park Road
                Nashville, TN  37211
----------------------------------------------------------------------------------------------------------------------
                The Bank of New York                                    $    4,000,000.00                      32.82%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company                     $    4,000,000.00                      32.82%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
2000-3
----------------------------------------------------------------------------------------------------------------------
Class IA-4      JPMorgan Chase Bank                                     $   15,000,000.00                      56.60%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                Mellon Trust of New England, NA                         $    3,800,000.00                      14.34%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
----------------------------------------------------------------------------------------------------------------------
                The Northern Trust Company                              $    3,030,000.00                      11.43%
                801 S. Canal C-IN
                Chicago, IL  60607
----------------------------------------------------------------------------------------------------------------------
                Deutsche Bank Trust Company Americas                    $    2,900,000.00                      10.94%
                648 Grassmere Park Road
                Nashville, TN  37211
----------------------------------------------------------------------------------------------------------------------
Class IA-5      JPMorgan Chase Bank                                     $   20,250,000.00                     100.00%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
Class IA-6      Mellon Trust of New England, NA                         $    7,200,000.00                      48.00%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
----------------------------------------------------------------------------------------------------------------------
                Citibank, N.A.                                          $    4,000,000.00                      26.67%
                3800 Citibank Center B3-15
                Tampa, FL  33610
----------------------------------------------------------------------------------------------------------------------
                Wachovia Bank N.A.                                      $    1,300,000.00                       8.67%
                40 Broad Street, 5th Floor
                New York, NY 10004
----------------------------------------------------------------------------------------------------------------------
Class IM-1      The Bank of New York                                    $    2,600,000.00                      72.22%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
                Bank One, Oklahoma, N.A.                                $    1,000,000.00                      27.78%
                100 N. Broadway - 6th Floor
                Safekeeping
                Oklahoma, OK  73102
----------------------------------------------------------------------------------------------------------------------
Class IM-2      State Street Bank and Trust Company                     $    1,600,000.00                      50.00%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
                Deutsche Bank Trust Company Americas                    $      500,000.00                      15.63%
                648 Grassmere Park Road
                Nashville, TN  37211
----------------------------------------------------------------------------------------------------------------------
                The Fifth Third Bank                                    $      500,000.00                      15.63%
                38 Fountain Square Plaza
                Cincinnati, OH 45263
----------------------------------------------------------------------------------------------------------------------
                Wells Fargo Bank Minnesota, N.A.                        $      450,000.00                      14.06%
                c/o ADP Proxy Services
                51 Mercedes Way
                Edgewood, NY 11717
----------------------------------------------------------------------------------------------------------------------
Class IB        JPMorgan Chase Bank/                                    $    2,000,000.00                      62.50%
                Correspondence Clearing Services 2
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Parkway
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                Citibank, N.A.                                          $    1,200,000.00                      37.50%
                3800 Citibank Center B3-15
                Tampa, FL  33610
----------------------------------------------------------------------------------------------------------------------
Class IIA1      State Street Bank and Trust Company                     $  293,550,000.00                      60.95%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
                Merrill, Lynch, Pierce Fenner & Smith                   $  200,000,000.00                      41.53%
                Safekeeping
                4 Corporate Place
                Piscataway, NJ  08854
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                     $   67,700,000.00                      14.06%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                Investors Bank & Trust Company                          $   48,100,000.00                       9.99%
                200 Clarendon St, 9th Floor
                Corporate Actions Unit/TOP57
                Boston, MA  02116
----------------------------------------------------------------------------------------------------------------------
                The Northern Trust Company                              $   25,350,000.00                       5.26%
                801 S. Canal C-IN
                Chicago, IL  60607
----------------------------------------------------------------------------------------------------------------------
Class IIM-1     State Street Bank and Trust Company                     $   15,300,000.00                      49.68%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
                UBS Warburg LLC/CMC                                     $   11,800,000.00                      38.31%
                299 Park Avenue
                New York, NY  10171
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                     $    3,100,000.00                      10.06%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
Class IIM-2     Citibank, N.A.                                          $   10,000,000.00                      37.59%
                3800 Citibank Center B3-15
                Tampa, FL  33610
----------------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company                     $    7,600,000.00                      28.57%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
                Deutsche Bank Trust Company Americas                    $    5,000,000.00                      18.80%
                648 Grassmere Park Road
                Nashville, TN  37211
----------------------------------------------------------------------------------------------------------------------
                Investors Bank & Trust Company                          $    2,000,000.00                       7.52%
                200 Clarendon St, 9th Floor
                Corporate Actions Unit/TOP57
                Boston, MA  02116
----------------------------------------------------------------------------------------------------------------------
                The Northern Trust Company                              $    2,000,000.00                       7.52%
                801 S. Canal C-IN
                Chicago, IL  60607
----------------------------------------------------------------------------------------------------------------------
Class IIB       Wells Fargo Bank Minnesota, N.A.                        $   21,000,000.00                     100.00%
                c/o ADP Proxy Services
                51 Mercedes Way
                Edgewood, NY 11717
----------------------------------------------------------------------------------------------------------------------
2001-1
----------------------------------------------------------------------------------------------------------------------
Class IA-4      Wachovia Securities, LLC/Custody                        $    8,250,000.00                      42.31%
                One New York Plaza
                New York, NY  10292
----------------------------------------------------------------------------------------------------------------------
                The Bank of New York                                    $    5,500,000.00                      28.21%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
                The Northern Trust Company                              $    2,240,000.00                      11.49%
                801 S. Canal C-IN
                Chicago, IL  60607
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                     $    2,085,000.00                      10.69%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                Wells Fargo Bank Minnesota, N.A.                        $    1,175,000.00                       6.03%
                c/o ADP Proxy Services
                51 Mercedes Way
                Edgewood, NY 11717
----------------------------------------------------------------------------------------------------------------------
Class IA-5      JPMorgan Chase Bank                                     $   11,476,250.00                      69.65%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
                SEI Trust Company                                       $    5,000,000.00                      30.35%
                1 Freedom Valley Drive
                Oaks, PA  19456
----------------------------------------------------------------------------------------------------------------------
Class IA-6      JPMorgan Chase Bank                                     $    6,086,250.00                      49.14%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                Citibank, N.A.                                          $    6,000,000.00                      48.44%
                3800 Citibank Center B3-15
                Tampa, FL  33610
----------------------------------------------------------------------------------------------------------------------
Class IM-1      The Bank of New York                                    $    4,387,500.00                     100.00%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
Class IM-2      JPMorgan Chase Bank                                     $    2,712,500.00                      73.06%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                Fleet National Bank                                     $    1,000,000.00                      26.94%
                159 East Main Street
                Rochester, NY  14638
----------------------------------------------------------------------------------------------------------------------
Class IB        JPMorgan Chase Bank                                     $    3,037,500.00                     100.00%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
Class IIA-1     Investors Bank & Trust Company                          $  217,000,000.00                      50.94%
                200 Clarendon St, 9th Floor
                Corporate Actions Unit/TOP57
                Boston, MA  02116
----------------------------------------------------------------------------------------------------------------------
                Deutsche Bank Trust Company Americas                    $   96,000,000.00                      22.54%
                648 Grassmere Park Road
                Nashville, TN  37211
----------------------------------------------------------------------------------------------------------------------
                The Bank of New York                                    $   84,800,000.00                      19.91%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
Class IIM-1     JPMorgan Chase Bank                                     $   14,700,000.00                      58.33%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                The Bank of New York                                    $    5,500,000.00                      21.83%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
                Deutsche Bank Trust Company Americas                    $    5,000,000.00                      19.84%
                648 Grassmere Park Road
                Nashville, TN  37211
----------------------------------------------------------------------------------------------------------------------
Class IIM-2     JPMorgan Chase Bank                                     $    6,650,000.00                      32.60%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                Mellon Trust of New England, NA                         $    5,000,000.00                      24.51%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
                Citibank, N.A.                                          $    3,575,000.00                      17.52%
                3800 Citibank Center B3-15
                Tampa, FL  33610
----------------------------------------------------------------------------------------------------------------------
                UMB Bank, National Association                          $    3,400,000.00                      16.67%
                928 Grand Blvd.
                Kansas City, MO 64106
----------------------------------------------------------------------------------------------------------------------
                Wachovia Bank N.A. - Phila. Main                        $    1,125,000.00                       5.51%
                530 Walnut Street, 1st Floor
                Philadelphia, PA  19101
----------------------------------------------------------------------------------------------------------------------
Class IIB       JPMorgan Chase Bank                                     $    4,200,000.00                      50.00%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                Wachovia Bank N.A.                                      $    4,200,000.00                      50.00%
                40 Broad Street, 5th Floor
                New York, NY 10004
----------------------------------------------------------------------------------------------------------------------
2001-2
----------------------------------------------------------------------------------------------------------------------
Class IA-4      PNC Bank, National Association                          $    6,410,000.00                      29.47%
                8800 Tinicum Blvd
                Philadelphia, PA 19153
----------------------------------------------------------------------------------------------------------------------
                Comercia Bank                                           $    4,800,000.00                      22.07%
                411 West Lafayette
                Mail Code 3404
                Detroit, MI  48226
----------------------------------------------------------------------------------------------------------------------
                The Bank of New York                                    $    3,800,000.00                      17.47%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                     $    3,500,000.00                      16.09%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                Wells Fargo Bank Minnesota, N.A.                        $    1,550,000.00                       7.13%
                c/o ADP Proxy Services
                51 Mercedes Way
                Edgewood, NY 11717
----------------------------------------------------------------------------------------------------------------------
Class IA-5      State Street Bank and Trust Company                     $   16,030,000.00                     100.00%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
Class IA-6      Bank of New York/Investment Account                     $   12,420,000.00                     100.00%
                (Participant Contact Not Found)
----------------------------------------------------------------------------------------------------------------------
Class IM-1      JPMorgan Chase Bank                                     $    2,050,000.00                      50.62%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                Bank of New York/Investment Account                     $    2,000,000.00                      49.38%
                (Participant Contact Not Found)
----------------------------------------------------------------------------------------------------------------------
Class IM-2      JPMorgan Chase Bank                                     $    4,050,000.00                     100.00%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Class IB        JPMorgan Chase Bank                                    $     2,700,000.00                     100.00%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
Class IIA-1     Federal Home Loan Mortgage                             $   150,280,000.00                     100.00%
                Corporation/Retained -
                Participant Contact Info Not Found
----------------------------------------------------------------------------------------------------------------------
Class IIA-2     Merrill, Lynch, Pierce Fenner & Smith                  $    93,000,000.00                      30.49%
                Safekeeping
                4 Corporate Place
                Piscataway, NJ  08854
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                    $    74,280,000.00                      24.36%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                Deutsche Bank Trust Company Americas                   $    45,200,000.00                      14.82%
                648 Grassmere Park Road
                Nashville, TN  37211
----------------------------------------------------------------------------------------------------------------------
                Wachovia Bank N.A. - Phila. Main                       $    30,000,000.00                       9.84%
                530 Walnut Street, 1st Floor
                Philadelphia, PA  19101
----------------------------------------------------------------------------------------------------------------------
                The Bank of New York                                   $    28,000,000.00                       9.18%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
                Citibank, N.A.                                         $    25,500,000.00                       8.36%
                3800 Citibank Center B3-15
                Tampa, FL  33610
----------------------------------------------------------------------------------------------------------------------
Class IIM-1     DBTC Americas/DBAG London                              $     7,000,000.00                      25.89%
                Global Markets
                16 Wall Street - 5th Floor
                Broker Dealer Clearance
                New York, NY  10005
----------------------------------------------------------------------------------------------------------------------
                Wells Fargo Bank Minnesota, N.A.                       $     7,000,000.00                      25.89%
                c/o ADP Proxy Services
                51 Mercedes Way
                Edgewood, NY 11717
----------------------------------------------------------------------------------------------------------------------
                Deutsche Bank Trust Company Americas                   $     6,000,000.00                      22.19%
                648 Grassmere Park Road
                Nashville, TN  37211
----------------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company                    $     4,537,500.00                      16.78%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
                The Northern Trust Company                             $     2,000,000.00                       7.40%
                801 S. Canal C-IN
                Chicago, IL  60607
----------------------------------------------------------------------------------------------------------------------
Class IIM-2     The Bank of New York                                   $    12,252,500.00                      71.02%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
                Deutsche Bank Trust Company Americas                    $    5,000,000.00                      28.98%
                648 Grassmere Park Road
                Nashville, TN  37211
----------------------------------------------------------------------------------------------------------------------
Class IIB       Wells Fargo Bank Minnesota, N.A.                        $    4,500,000.00                      29.13%
                c/o ADP Proxy Services
                51 Mercedes Way
                Edgewood, NY 11717
----------------------------------------------------------------------------------------------------------------------
                Wachovia Bank N.A.                                      $    4,000,000.00                      25.89%
                40 Broad Street, 5th Floor
                New York, NY 10004
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                     $    3,950,000.00                      25.57%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                Citibank, N.A.                                          $    3,000,000.00                      19.42%
                3800 Citibank Center B3-15
                Tampa, FL  33610
----------------------------------------------------------------------------------------------------------------------
2001-3
----------------------------------------------------------------------------------------------------------------------
Class IA-3      M&I Marshall & Isley Bank                               $   13,000,000.00                      33.33%
                Issuer Services
                c/o ADP Proxy Services
                51 Mercedes Way
                Edgewood, NY  11717
----------------------------------------------------------------------------------------------------------------------
                LaSalle Bank National Association                       $   12,000,000.00                      30.77%
                135 South LaSalle Street
                Chicago, Il  60603
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                     $    4,690,000.00                      12.03%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                Mellon Trust of New England, NA                         $    3,790,000.00                       9.72%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
----------------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company                     $    3,000,000.00                       7.69%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
Class IA-4      JPMorgan Chase Bank                                     $   11,650,000.00                      35.57%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                Barclays Global Investors N.A/                          $    3,000,000.00                       9.16%
                Investors Bank & Trust
                980 9th Street, 6th Floor
                Sacramento, CA  95814
----------------------------------------------------------------------------------------------------------------------
                Mellon Trust of New England, NA                         $    2,655,000.00                       8.11%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
----------------------------------------------------------------------------------------------------------------------
                The Bank of New York                                    $    2,520,000.00                       7.69%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
                Comercia Bank                                           $    2,500,000.00                       7.63%
                411 West Lafayette
                Mail Code 3404
                Detroit, MI  48226
----------------------------------------------------------------------------------------------------------------------
                The Northern Trust Company                              $    2,450,000.00                       7.48%
                801 S. Canal C-IN
                Chicago, IL  60607
----------------------------------------------------------------------------------------------------------------------
Class IA-5      Union Bank of California, N.A.                          $   12,477,250.00                      39.64%
                530 B St., Suite 242
                San Diego, CA 92101
----------------------------------------------------------------------------------------------------------------------
                The Bank of New York                                    $   10,000,000.00                      31.77%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                     $    5,000,000.00                      15.88%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                UBS Financial Services Inc.                             $    4,000,000.00                      12.71%
                1200 Harbor Blvd.
                Weehawken, NJ 07086
----------------------------------------------------------------------------------------------------------------------
Class IA-6      Mellon Trust of New England, NA                         $   15,250,000.00                      72.53%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
----------------------------------------------------------------------------------------------------------------------
                The Northern Trust Company                              $    3,675,250.00                      17.48%
                801 S. Canal C-IN
                Chicago, IL  60607
----------------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company                     $    2,100,000.00                       9.99%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
Class IM-1      Mellon Trust of New England, NA                         $    3,409,500.00                      50.00%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                     $    3,409,500.00                      50.00%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
Class IM-2      Citibank, N.A.                                          $    3,950,750.00                      63.20%
                3800 Citibank Center B3-15
                Tampa, FL  33610
----------------------------------------------------------------------------------------------------------------------
                Deutsche Bank Trust Company Americas                    $    2,300,000.00                      36.80%
                648 Grassmere Park Road
                Nashville, TN  37211
----------------------------------------------------------------------------------------------------------------------
Class IB        Citibank, N.A.                                          $    1,988,875.00                      50.00%
                3800 Citibank Center B3-15
                Tampa, FL  33610
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                    $     1,988,875.00                      50.00%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
Class IIA-1     PNC Bank, National Association                         $   307,953,000.00                      40.82%
                8800 Tinicum Blvd
                Philadelphia, PA 19153
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                    $   250,200,000.00                      33.16%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                Deutsche Bank Trust Company Americas                   $   129,870,000.00                      17.21%
                648 Grassmere Park Road
                Nashville, TN  37211
----------------------------------------------------------------------------------------------------------------------
Class IIM-1     JPMorgan Chase Bank                                    $    31,385,000.00                      74.05%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                The Northern Trust Company                             $    11,000,000.00                      25.95%
                801 S. Canal C-IN
                Chicago, IL  60607
----------------------------------------------------------------------------------------------------------------------
Class IIM-2     Mellon Trust of New England, NA                        $    15,000,000.00                      44.24%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                    $    14,908,000.00                      43.97%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                Investors Bank & Trust Company                         $     2,500,000.00                       7.37%
                200 Clarendon St, 9th Floor
                Corporate Actions Unit/TOP57
                Boston, MA  02116
----------------------------------------------------------------------------------------------------------------------
Class IIB       JPMorgan Chase Bank                                    $     8,000,000.00                      47.19%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                LaSalle Bank National Association                      $     3,000,000.00                      17.69%
                135 South LaSalle Street
                Chicago, Il  60603
----------------------------------------------------------------------------------------------------------------------
                Wachovia Bank N.A.                                     $     2,000,000.00                      11.80%
                40 Broad Street, 5th Floor
                New York, NY 10004
----------------------------------------------------------------------------------------------------------------------
                Deutsche Bank Trust Company Americas                   $     1,977,000.00                      11.66%
                648 Grassmere Park Road
                Nashville, TN  37211
----------------------------------------------------------------------------------------------------------------------
                Investors Bank & Trust Company                         $     1,977,000.00                      11.66%
                200 Clarendon St, 9th Floor
                Corporate Actions Unit/TOP57
                Boston, MA  02116
----------------------------------------------------------------------------------------------------------------------
2001-4
----------------------------------------------------------------------------------------------------------------------
Class IA-3      Mellon Trust of New England, NA                        $    20,705,000.00                      40.01%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                    $    18,000,000.00                      34.78%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                The Bank of New York                                   $     8,585,000.00                      16.59%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
Class IA-4      State Street Bank and Trust Company                    $    14,250,000.00                      45.60%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                    $    10,500,000.00                      33.60%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                The Northern Trust Company                             $     4,000,000.00                      12.80%
                801 S. Canal C-IN
                Chicago, IL  60607
----------------------------------------------------------------------------------------------------------------------
Class IA-5      JPMorgan Chase Bank                                    $    28,931,000.00                      85.26%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                Mellon Trust of New England, NA                        $     4,250,000.00                      12.53%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
----------------------------------------------------------------------------------------------------------------------
Class IA-6      The Bank of New York                                   $    16,409,000.00                      65.88%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                    $     8,500,000.00                      34.12%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
Class IM-1      The Bank of New York                                   $     6,900,000.00                      50.00%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
                Citibank, N.A.                                         $     6,900,000.00                      50.00%
                3800 Citibank Center B3-15
                Tampa, FL  33610
----------------------------------------------------------------------------------------------------------------------
Class IM-2      Citibank, N.A.                                         $     2,210,000.00                      35.59%
                3800 Citibank Center B3-15
                Tampa, FL  33610
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                    $     2,000,000.00                      32.21%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                LaSalle Bank National Association                      $     2,000,000.00                      32.21%
                135 South LaSalle Street
                Chicago, Il  60603
----------------------------------------------------------------------------------------------------------------------
Class IB        Citibank, N.A.                                         $     2,900,000.00                      42.03%
                3800 Citibank Center B3-15
                Tampa, FL  33610
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                      $   2,040,000.00                      29.57%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company                      $     915,000.00                      13.26%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
                Mellon Trust of New England, NA                          $     535,000.00                       7.75%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
----------------------------------------------------------------------------------------------------------------------
                The Northern Trust Company                               $     410,000.00                       5.94%
                801 S. Canal C-IN
                Chicago, IL  60607
----------------------------------------------------------------------------------------------------------------------
Class IIA-1     Barclays Global Investors N.A/                           $ 127,000,000.00                      36.79%
                Investors Bank & Trust
                980 9th Street, 6th Floor
                Sacramento, CA  95814
----------------------------------------------------------------------------------------------------------------------
                Citibank, N.A.                                           $  90,000,000.00                      26.07%
                3800 Citibank Center B3-15
                Tampa, FL  33610
----------------------------------------------------------------------------------------------------------------------
                Deutsche Bank Trust Company Americas                     $  58,000,000.00                      16.80%
                648 Grassmere Park Road
                Nashville, TN  37211
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                      $  50,000,000.00                      14.48%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
Class IIM-1     State Street Bank and Trust Company                      $  18,340,000.00                      78.58%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                      $   5,000,000.00                      21.42%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
Class IIM-2     The Bank of New York                                     $   4,697,500.00                      43.91%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
                Mellon Trust of New England, NA                          $   4,000,000.00                      37.39%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
----------------------------------------------------------------------------------------------------------------------
                Investors Bank & Trust Company                           $   2,000,000.00                      18.70%
                200 Clarendon St, 9th Floor
                Corporate Actions Unit/TOP57
                Boston, MA  02116
----------------------------------------------------------------------------------------------------------------------
Class IIB       Wells Fargo Bank Minnesota, N.A.                         $   5,000,000.00                      51.41%
                c/o ADP Proxy Services
                51 Mercedes Way
                Edgewood, NY 11717
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
                Deutsche Bank Trust Company Americas                    $    3,000,000.00                      30.85%
                648 Grassmere Park Road
                Nashville, TN  37211
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                     $    1,725,000.00                      17.74%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
2002-1
----------------------------------------------------------------------------------------------------------------------
IA2             Mellon Trust of New England, NA                         $   13,945,000.00                      34.65%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
----------------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company                     $    8,450,000.00                      20.99%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
                Wachovia Bank N.A. - Phila. Main                        $    5,020,000.00                      12.47%
                530 Walnut Street, 1st Floor
                Philadelphia, PA  19101
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                     $    3,045,000.00                       7.57%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                SSB - Trust Custody                                     $    3,000,000.00                       7.45%
                2 Heritage Drive
                North Quincy,  MA  02171
----------------------------------------------------------------------------------------------------------------------
IA3             State Street Bank and Trust Company                     $   33,575,000.00                      40.82%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                     $   21,550,000.00                      26.20%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                The Northern Trust Company                              $   13,625,000.00                      16.57%
                801 S. Canal C-IN
                Chicago, IL  60607
----------------------------------------------------------------------------------------------------------------------
                The Bank of New York                                    $    8,660,000.00                      10.53%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
IA4             The Bank of New York                                    $   22,200,000.00                      37.00%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
                Union Bank of California, N.A.                          $   22,000,000.00                      36.67%
                530 B St., Suite 242
                San Diego, CA 92101
----------------------------------------------------------------------------------------------------------------------
                Mellon Trust of New England, NA                         $    6,100,000.00                      10.17%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
----------------------------------------------------------------------------------------------------------------------
                The Northern Trust Company                              $    4,700,000.00                       7.83%
                801 S. Canal C-IN
                Chicago, IL  60607
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
IA5             State Street Bank and Trust Company                    $    17,362,500.00                      28.76%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
                Wells Fargo Bank Minnesota, N.A.                       $    16,550,000.00                      27.42%
                c/o ADP Proxy Services
                51 Mercedes Way
                Edgewood, NY 11717
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                    $    13,000,000.00                      21.54%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                LaSalle Bank National Association                      $    10,000,000.00                      16.57%
                135 South LaSalle Street
                Chicago, Il  60603
----------------------------------------------------------------------------------------------------------------------
IA6             Mellon Trust of New England, NA                        $    41,512,500.00                     100.00%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
----------------------------------------------------------------------------------------------------------------------
IM1             JPMorgan Chase Bank                                    $     5,500,000.00                      48.89%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                Citibank, N.A.                                         $     4,900,000.00                      43.56%
                3800 Citibank Center B3-15
                Tampa, FL  33610
----------------------------------------------------------------------------------------------------------------------
                Comercia Bank                                          $       750,000.00                       6.67%
                411 West Lafayette
                Mail Code 3404
                Detroit, MI  48226
----------------------------------------------------------------------------------------------------------------------
IM2             Citibank, N.A.                                         $     3,125,000.00                      30.86%
                3800 Citibank Center B3-15
                Tampa, FL  33610
----------------------------------------------------------------------------------------------------------------------
                The Bank of New York                                   $     3,000,000.00                      29.63%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company                    $     3,000,000.00                      29.63%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                    $     1,000,000.00                       9.88%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
IB              JPMorgan Chase Bank                                    $     5,000,000.00                      55.56%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                LaSalle Bank National Association                      $     2,000,000.00                      22.22%
                135 South LaSalle Street
                Chicago, Il  60603
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
                Citibank, N.A.                                         $     2,000,000.00                      22.22%
                3800 Citibank Center B3-15
                Tampa, FL  33610
----------------------------------------------------------------------------------------------------------------------
IIA1            Federal Home Loan Mortgage                             $   284,375,000.00                     100.00%
                Corporation/Retained - Participant Contact
                Info Not Found
----------------------------------------------------------------------------------------------------------------------
IIA2            State Street Bank and Trust Company                    $    58,700,000.00                      20.64%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
                Deutsche Bank Trust Company Americas                   $    53,375,000.00                      18.77%
                648 Grassmere Park Road
                Nashville, TN  37211
----------------------------------------------------------------------------------------------------------------------
                Wachovia Bank N.A. - Phila. Main                       $    50,000,000.00                      17.58%
                530 Walnut Street, 1st Floor
                Philadelphia, PA  19101
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                    $    38,000,000.00                      13.36%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                Mellon Trust of New England, NA                        $    30,000,000.00                      10.55%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
----------------------------------------------------------------------------------------------------------------------
                The Northern Trust Company                             $    25,000,000.00                       8.79%
                801 S. Canal C-IN
                Chicago, IL  60607
----------------------------------------------------------------------------------------------------------------------
                The Bank of New York                                   $    20,000,000.00                       7.03%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
IIM1            JPMorgan Chase Bank                                    $    16,500,000.00                      50.77%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                Bank of Tokyo-Mitsubishi Trust Company                 $    16,000,000.00                      49.23%
                Trust Operations Dept. Plaza 3
                Jersey City, NJ  07311-1904
----------------------------------------------------------------------------------------------------------------------
IIM2            The Bank of New York                                   $    10,500,000.00                      40.38%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company                    $     6,450,000.00                      24.81%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                    $     5,000,000.00                      19.23%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                Mellon Trust of New England, NA                        $     4,050,000.00                      15.58%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
IIB             The Bank of New York                                    $   10,000,000.00                      51.28%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
                Citibank, N.A.                                          $    5,000,000.00                      25.64%
                3800 Citibank Center B3-15
                Tampa, FL  33610
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                     $    4,500,000.00                      23.08%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
2002-2
----------------------------------------------------------------------------------------------------------------------
IA2             JPMorgan Chase Bank                                     $   24,935,000.00                      74.43%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                Wells Fargo Bank Minnesota, N.A.                        $    5,070,000.00                      15.13%
                c/o ADP Proxy Services
                51 Mercedes Way
                Edgewood, NY 11717
----------------------------------------------------------------------------------------------------------------------
IA3             JPMorgan Chase Bank                                     $   32,000,000.00                      48.85%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company                     $   11,650,000.00                      17.79%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
                Union Bank of California, N.A.                          $    7,000,000.00                      10.69%
                530 B St., Suite 242
                San Diego, CA 92101
----------------------------------------------------------------------------------------------------------------------
                The Bank of New York                                    $    4,000,000.00                       6.11%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
IA4             Bank One Trust Company N.A./Public Employee             $   12,000,000.00                      24.00%
                Retirement
                340 South Cleveland
                Building 350
                Columbus, OH  43240
----------------------------------------------------------------------------------------------------------------------
                The Bank of New York                                    $   11,110,000.00                      22.22%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                     $   11,030,000.00                      22.06%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company                     $    6,345,000.00                      12.69%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
                Union Bank of California, N.A.                          $    3,290,000.00                       6.58%
                530 B St., Suite 242
                San Diego, CA 92101
----------------------------------------------------------------------------------------------------------------------
                UBS Warburg LLC/CMC                                     $    2,750,000.00                       5.50%
                299 Park Avenue
                New York, NY  10171
----------------------------------------------------------------------------------------------------------------------
IA5             Wells Fargo Bank Minnesota, N.A.                        $   15,900,000.00                      32.72%
                c/o ADP Proxy Services
                51 Mercedes Way
                Edgewood, NY 11717
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                     $   13,500,000.00                      27.78%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                Deutsche Bank Trust Company Americas                    $    5,000,000.00                      10.29%
                648 Grassmere Park Road
                Nashville, TN  37211
----------------------------------------------------------------------------------------------------------------------
                Southtrust Bank                                         $    5,000,000.00                      10.29%
                P.O. Box 2554
                Birmingham, AL  35290-0100
----------------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company                     $    3,100,000.00                       6.38%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
                Citibank, N.A.                                          $    3,000,000.00                       6.17%
                3800 Citibank Center B3-15
                Tampa, FL  33610
----------------------------------------------------------------------------------------------------------------------
IA6             The Bank of New York                                    $   21,600,000.00                      64.29%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                     $   12,000,000.00                      35.71%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
IB              Citibank, N.A.                                          $    2,275,000.00                      50.00%
                3800 Citibank Center B3-15
                Tampa, FL  33610
----------------------------------------------------------------------------------------------------------------------
                LaSalle Bank National Association                       $    2,275,000.00                      50.00%
                135 South LaSalle Street
                Chicago, Il  60603
----------------------------------------------------------------------------------------------------------------------
IIA1            Merrill, Lynch, Pierce Fenner & Smith                   $  330,000,000.00                      51.24%
                Safekeeping
                4 Corporate Place
                Piscataway, NJ  08854
----------------------------------------------------------------------------------------------------------------------
                Deutsche Bank Trust Company Americas                    $   90,455,000.00                      14.05%
                648 Grassmere Park Road
                Nashville, TN  37211
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                     $   79,855,000.00                      12.40%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company                     $   68,420,000.00                      10.62%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
                The Northern Trust Company                              $   34,635,000.00                       5.38%
                801 S. Canal C-IN
                Chicago, IL  60607
----------------------------------------------------------------------------------------------------------------------
IIB             JPMorgan Chase Bank                                     $    7,000,000.00                      38.04%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                Wells Fargo Bank Minnesota, N.A.                        $    7,000,000.00                      38.04%
                c/o ADP Proxy Services
                51 Mercedes Way
                Edgewood, NY 11717
----------------------------------------------------------------------------------------------------------------------
                LaSalle Bank National Association                       $    2,725,000.00                      14.81%
                135 South LaSalle Street
                Chicago, Il  60603
----------------------------------------------------------------------------------------------------------------------
                Citibank, N.A.                                          $    1,675,000.00                       9.10%
                3800 Citibank Center B3-15
                Tampa, FL  33610
----------------------------------------------------------------------------------------------------------------------
IIM1            JPMorgan Chase Bank                                     $   28,000,000.00                      69.17%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                Bank of Tokyo-Mitsubishi Trust Company                  $    8,000,000.00                      19.76%
                Trust Operations Dept. Plaza 3
                Jersey City, NJ  07311-1904
----------------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company                     $    4,480,000.00                      11.07%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
IIM2            The Bank of New York                                    $   15,000,000.00                      50.95%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                     $   14,440,000.00                      49.05%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
IM1             Deutsche Bank Trust Company Americas                    $    4,000,000.00                      36.63%
                648 Grassmere Park Road
                Nashville, TN  37211
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                     $    3,070,000.00                      28.11%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company                     $    2,410,000.00                      22.07%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
                The Northern Trust Company                              $      795,000.00                       7.28%
                801 S. Canal C-IN
                Chicago, IL  60607
----------------------------------------------------------------------------------------------------------------------
IM2             JPMorgan Chase Bank                                     $    5,100,000.00                      56.04%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                Citibank, N.A.                                          $    2,000,000.00                      21.98%
                3800 Citibank Center B3-15
                Tampa, FL  33610
----------------------------------------------------------------------------------------------------------------------
                Deutsche Bank Trust Company Americas                    $    2,000,000.00                      21.98%
                648 Grassmere Park Road
                Nashville, TN  37211
----------------------------------------------------------------------------------------------------------------------
2002-3
----------------------------------------------------------------------------------------------------------------------
IA1             JPMorgan Chase Bank                                     $   27,600,000.00                      47.92%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company                     $   20,000,000.00                      34.72%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
                The Bank of New York                                    $    5,400,000.00                       9.38%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
                Deutsche Bank Trust Company Americas                    $    3,600,000.00                       6.25%
                648 Grassmere Park Road
                Nashville, TN  37211
----------------------------------------------------------------------------------------------------------------------
IA2             JPMorgan Chase Bank                                     $   11,970,000.00                      51.82%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                The Bank of New York                                    $    2,225,000.00                       9.63%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
                Investors Bank & Trust                                  $    2,000,000.00                       8.66%
                200 Clarendon St., 9th Floor
                Corporate Actions Unit/TOP57
                Boston, MA  02116
----------------------------------------------------------------------------------------------------------------------
                Union Bank of California, N.A.                          $    1,850,000.00                       8.01%
                530 B St., Suite 242
                San Diego, CA 92101
----------------------------------------------------------------------------------------------------------------------
                Wells Fargo Bank Minnesota, N.A.                        $    1,650,000.00                       7.14%
                c/o ADP Proxy Services
                51 Mercedes Way
                Edgewood, NY 11717
----------------------------------------------------------------------------------------------------------------------
IA3             State Street Bank and Trust Company                     $   15,300,000.00                      42.98%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                     $   10,350,000.00                      29.07%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                Brown Brothers Harriman & Co.                           $    5,400,000.00                      15.17%
                63 Wall Street, 8th Fl.
                New York, NY  10005
----------------------------------------------------------------------------------------------------------------------
                Mellon Trust of New England, NA                         $    3,500,000.00                       9.83%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
----------------------------------------------------------------------------------------------------------------------
IA4             M&I Marshall & Isley Bank                               $   10,000,000.00                      33.11%
                Issuer Services
                c/o ADP Proxy Services
                51 Mercedes Way
                Edgewood, NY  11717
----------------------------------------------------------------------------------------------------------------------
                Union Bank of California, N.A.                          $    8,200,000.00                      27.15%
                530 B St., Suite 242
                San Diego, CA 92101
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                     $    7,500,000.00                      24.83%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                Comercia Bank                                           $    1,800,000.00                       5.96%
                411 West Lafayette
                Detroit, MI  48226
----------------------------------------------------------------------------------------------------------------------
IA5             The Bank of New York                                    $   26,450,000.00                     100.00%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
IA6             The Bank of New York                                    $    9,695,000.00                      50.49%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company                     $    6,545,000.00                      34.09%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
                The Northern Trust Company                              $    2,405,000.00                      12.53%
                801 S. Canal C-IN
                Chicago, IL  60607
----------------------------------------------------------------------------------------------------------------------
IM1             Deutsche Bank Trust Company Americas                    $    3,675,000.00                      50.00%
                648 Grassmere Park Road
                Nashville, TN  37211
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                     $    3,675,000.00                      50.00%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
IM2             Deutsche Bank Trust Company Americas                    $    2,887,500.00                      50.00%
                648 Grassmere Park Road
                Nashville, TN  37211
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                    $     2,887,500.00                      50.00%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
IB              Deutsche Bank Trust Company Americas                   $     3,675,000.00                     100.00%
                648 Grassmere Park Road
                Nashville, TN  37211
----------------------------------------------------------------------------------------------------------------------
IIA1            JPMorgan Chase Bank                                    $   166,790,000.00                      45.39%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                Citibank, N.A.                                         $    71,255,000.00                      19.39%
                3800 Citibank Center B3-15
                Tampa, FL  33610
----------------------------------------------------------------------------------------------------------------------
                The Bank of New York                                   $    39,160,000.00                      10.66%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company                    $    36,445,000.00                       9.92%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
                Mellon Trust of New England, NA                        $    20,400,000.00                       5.55%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
----------------------------------------------------------------------------------------------------------------------
IIM1            DBTC Americas/DBAG London                              $    11,100,000.00                      48.05%
                Global Markets
                16 Wall Street - 5th Floor
                Broker Dealer Clearance
                New York, NY  10005
----------------------------------------------------------------------------------------------------------------------
                The Bank of New York                                   $     7,000,000.00                      30.30%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                    $     5,000,000.00                      21.65%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
IIM2            JPMorgan Chase Bank                                    $     9,000,000.00                      53.57%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                DBTC Americas/DBAG London                              $     5,000,000.00                      29.76%
                Global Markets
                16 Wall Street - 5th Floor
                Broker Dealer Clearance
                New York, NY  10005
----------------------------------------------------------------------------------------------------------------------
                The Bank of New York                                   $     2,800,000.00                      16.67%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
IIB             JPMorgan Chase Bank                                     $    6,450,000.00                      68.25%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                Investors Bank & Trust Company                          $    3,000,000.00                      31.75%
                200 Clarendon St., 9th Floor
                Corporate Actions Unit/TOP57
                Boston, MA  02116
----------------------------------------------------------------------------------------------------------------------
2002-4
----------------------------------------------------------------------------------------------------------------------
IA1             JPMorgan Chase Bank                                     $   35,000,000.00                      49.65%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                UBS Warburg LLC/CMC                                     $   26,000,000.00                      36.88%
                299 Park Avenue
                New York, NY  10171
----------------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company                     $    5,500,000.00                       7.80%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
IA2             The Northern Trust Company                              $   15,600,000.00                      53.79%
                801 S. Canal C-IN
                Chicago, IL  60607
----------------------------------------------------------------------------------------------------------------------
                Mellon Trust of New England, NA                         $    5,800,000.00                      20.00%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
----------------------------------------------------------------------------------------------------------------------
                U.S. Bank N.A.                                          $    4,000,000.00                      13.79%
                Attn:  Securities Control
                1555 N. Rivercenter Drive, Suite 0300
                Milwaukee, WI 53212
----------------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company                     $    1,600,000.00                       5.52%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
IA3             Mellon Trust of New England, NA                         $   12,600,000.00                      28.90%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                     $   12,273,000.00                      28.15%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company                     $   12,000,000.00                      27.52%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
                The Northern Trust Company                              $    3,300,000.00                       7.57%
                801 S. Canal C-IN
                Chicago, IL  60607
----------------------------------------------------------------------------------------------------------------------
IA4             Union Bank of California, N.A.                          $   18,600,000.00                      48.19%
                530 B St., Suite 242
                San Diego, CA 92101
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
                M&I Marshall & Isley Bank                               $   14,000,000.00                      36.27%
                Issuer Services
                c/o ADP Proxy Services
                51 Mercedes Way
                Edgewood, NY  11717
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                     $    2,700,000.00                       6.99%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
IA5             The Bank of New York                                    $   33,600,000.00                     100.00%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
IA6             JPMorgan Chase Bank                                     $    9,900,000.00                      41.42%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company                     $    9,250,000.00                      38.70%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
                The Bank of New York                                    $    4,750,000.00                      19.87%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
IM1             Deutsche Bank Trust Company Americas                    $    3,913,000.00                      50.17%
                648 Grassmere Park Road
                Nashville, TN  37211
----------------------------------------------------------------------------------------------------------------------
                The Bank of New York                                    $    3,500,000.00                      44.87%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
IM2             Deutsche Bank Trust Company Americas                    $    2,762,500.00                      42.50%
                648 Grassmere Park Road
                Nashville, TN  37211
----------------------------------------------------------------------------------------------------------------------
                Citibank, N.A.                                          $    2,000,000.00                      30.77%
                3800 Citibank Center B3-15
                Tampa, FL  33610
----------------------------------------------------------------------------------------------------------------------
                Mellon Trust of New England, NA                         $    1,625,000.00                      25.00%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
----------------------------------------------------------------------------------------------------------------------
IB              Citibank, N.A.                                          $    5,200,000.00                     100.00%
                3800 Citibank Center B3-15
                Tampa, FL  33610
----------------------------------------------------------------------------------------------------------------------
IIA1            State Street Bank and Trust Company                     $  115,715,000.00                      38.00%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
                Barclays Capital Inc./Barclays Capital Inc.             $   62,500,000.00                      20.53%
                Fixed Income
                222 Broadway
                New York, NY  10038
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
                Mellon Trust of New England, NA                        $    52,073,000.00                      17.10%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
----------------------------------------------------------------------------------------------------------------------
                The Bank of New York                                   $    31,560,000.00                      10.36%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
                The Northern Trust Company                             $    21,541,000.00                       7.07%
                801 S. Canal C-IN
                Chicago, IL  60607
----------------------------------------------------------------------------------------------------------------------
IIM1            DBTC Americas/DBAG London                              $    18,250,000.00                      94.81%
                Global Markets (Client ACCT)
                16 Wall Street - 5th Floor
                Broker Dealer Clearance
                New York, NY  10005
----------------------------------------------------------------------------------------------------------------------
                DBTC Americas/DBAG London                              $     1,000,000.00                       5.19%
                Global Markets
                16 Wall Street - 5th Floor
                Broker Dealer Clearance
                New York, NY  10005
----------------------------------------------------------------------------------------------------------------------
IIM2            DBTC Americas/DBAG London                              $    13,000,000.00                      92.86%
                Global Markets (Client ACCT)
                16 Wall Street - 5th Floor
                Broker Dealer Clearance
                New York, NY  10005
----------------------------------------------------------------------------------------------------------------------
                DBTC Americas/DBAG London                              $     1,000,000.00                       7.14%
                Global Markets
                16 Wall Street - 5th Floor
                Broker Dealer Clearance
                New York, NY  10005
----------------------------------------------------------------------------------------------------------------------
IIB             The Bank of New York                                   $     4,000,000.00                      43.96%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
                LaSalle Bank National Association                      $     3,100,000.00                      34.07%
                135 South LaSalle Street
                Chicago, Il  60603
----------------------------------------------------------------------------------------------------------------------
                Wells Fargo Bank Minnesota, N.A.                       $     2,000,000.00                      21.98%
                c/o ADP Proxy Services
                51 Mercedes Way
                Edgewood, NY 11717
----------------------------------------------------------------------------------------------------------------------
2003-1
----------------------------------------------------------------------------------------------------------------------
IA1             JPMorgan Chase Bank                                    $    58,500,000.00                      60.62%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company                    $    19,650,000.00                      20.36%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
                Investors Bank & Trust Company                         $    15,000,000.00                      15.54%
                200 Clarendon St, 9th Floor
                Corporate Actions Unit/TOP57
                Boston, MA  02116
----------------------------------------------------------------------------------------------------------------------
IA2             JPMorgan Chase Bank                                    $    23,000,000.00                      69.70%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                Morgan Stanley & Co. Incorporated                      $    10,000,000.00                      30.30%
                One Pierrepont Plaza
                Brooklyn, NY  11201
----------------------------------------------------------------------------------------------------------------------
IA3             JPMorgan Chase Bank                                    $    31,400,000.00                      52.07%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                The Bank of New York                                   $    15,350,000.00                      25.46%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
                Union Bank of California, N.A.                         $    10,000,000.00                      16.58%
                530 B St., Suite 242
                San Diego, CA 92101
----------------------------------------------------------------------------------------------------------------------
IA4             The Bank of New York                                   $    20,900,000.00                      45.53%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
                M&I Marshall & Isley Bank                              $     7,500,000.00                      16.34%
                Issuer Services
                c/o ADP Proxy Services
                51 Mercedes Way
                Edgewood, NY  11717
----------------------------------------------------------------------------------------------------------------------
                Union Bank of California, N.A.                         $     7,250,000.00                      15.80%
                530 B St., Suite 242
                San Diego, CA 92101
----------------------------------------------------------------------------------------------------------------------
IA5             The Bank of New York                                   $    21,400,000.00                      48.20%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                    $    13,000,000.00                      29.28%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                Citibank, N.A.                                         $    10,000,000.00                      22.52%
                3800 Citibank Center B3-15
                Tampa, FL  33610
----------------------------------------------------------------------------------------------------------------------
IA6             State Street Bank and Trust Company                    $    17,835,000.00                      57.53%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
                The Bank of New York                                   $    12,035,000.00                      38.82%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
IM1             JPMorgan Chase Bank                                    $     8,323,700.00                      76.50%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                Deutsche Bank Trust Company Americas                   $     2,556,300.00                      23.50%
                648 Grassmere Park Road
                Nashville, TN  37211
----------------------------------------------------------------------------------------------------------------------
IM2             Citibank, N.A.                                         $     4,350,000.00                      46.52%
                3800 Citibank Center B3-15
                Tampa, FL  33610
----------------------------------------------------------------------------------------------------------------------
                Deutsche Bank Trust Company Americas                   $     2,563,000.00                      27.41%
                648 Grassmere Park Road
                Nashville, TN  37211
----------------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company                    $     2,000,000.00                      21.39%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
IB              Citibank, N.A.                                         $     4,500,000.00                      66.18%
                3800 Citibank Center B3-15
                Tampa, FL  33610
----------------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company                    $     2,300,000.00                      33.82%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
IIA1            JPMorgan Chase Bank                                    $    57,000,000.00                      31.08%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                Mellon Trust of New England, NA                        $    34,000,000.00                      18.54%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
----------------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company                    $    20,300,000.00                      11.07%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
                The Bank of New York                                   $    20,000,000.00                      10.91%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
                Fortis Investment Services, LLC                        $    20,000,000.00                      10.91%
                520 Madison Avenue
                New York, NY  10022
----------------------------------------------------------------------------------------------------------------------
                The Northern Trust Company                             $    17,970,000.00                       9.80%
                801 S. Canal C-IN
                Chicago, IL  60607
----------------------------------------------------------------------------------------------------------------------
IIA2            JPMorgan Chase Bank                                    $    67,025,000.00                      25.50%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                The Bank of New York                                   $    63,000,000.00                      23.97%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
                Mellon Trust of New England, NA                        $    50,925,000.00                      19.37%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
----------------------------------------------------------------------------------------------------------------------
                The Northern Trust Company                             $    41,000,000.00                      15.60%
                801 S. Canal C-IN
                Chicago, IL  60607
----------------------------------------------------------------------------------------------------------------------
                Deutsche Bank Trust Company Americas                   $    35,000,000.00                      13.32%
                648 Grassmere Park Road
                Nashville, TN  37211
----------------------------------------------------------------------------------------------------------------------
IIM1            Citibank, N.A.                                         $    14,000,000.00                      52.29%
                3800 Citibank Center B3-15
                Tampa, FL  33610
----------------------------------------------------------------------------------------------------------------------
                DBTC Americas/DBAG London                              $    10,000,000.00                      37.35%
                Global Markets (Client ACCT)
                16 Wall Street - 5th Floor
                Broker Dealer Clearance
                New York, NY  10005
----------------------------------------------------------------------------------------------------------------------
                The Northern Trust Company                              $    2,000,000.00                       7.47%
                801 S. Canal C-IN
                Chicago, IL  60607
----------------------------------------------------------------------------------------------------------------------
IIM2            Citibank, N.A.                                          $    5,000,000.00                      23.07%
                3800 Citibank Center B3-15
                Tampa, FL  33610
----------------------------------------------------------------------------------------------------------------------
                Bear Stearns Securities Corp.                           $    4,675,000.00                      21.57%
                One Metrotech Center North
                Brooklyn, NY  11201-3862
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                     $    3,000,000.00                      13.84%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                Mellon Trust of New England, NA                         $    3,000,000.00                      13.84%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
----------------------------------------------------------------------------------------------------------------------
                The Bank of New York                                    $    2,000,000.00                       9.23%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company                     $    2,000,000.00                       9.23%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
                Wells Fargo Bank Minnesota, N.A.                        $    2,000,000.00                       9.23%
                c/o ADP Proxy Services
                51 Mercedes Way
                Edgewood, NY 11717
----------------------------------------------------------------------------------------------------------------------
IIB             JPMorgan Chase Bank                                     $    7,455,000.00                      71.31%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                The Bank of New York                                    $    3,000,000.00                      28.69%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
2003-2
----------------------------------------------------------------------------------------------------------------------
IA1             UBS Warburg LLC/CMC                                     $   32,800,000.00                       30.43%
                299 Park Avenue
                New York, NY  10171
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                     $  25,000,000.00                       23.19%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                The Bank of New York                                    $  22,000,000.00                       20.41%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company                     $  20,600,000.00                       19.11%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
IA2             JPMorgan Chase Bank                                     $  23,800,000.00                       72.56%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                The Bank of New York                                    $   3,250,000.00                        9.91%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
                Citibank, N.A.                                          $   3,000,000.00                        9.15%
                3800 Citibank Center B3-15
                Tampa, FL  33610
----------------------------------------------------------------------------------------------------------------------
IA3             State Street Bank and Trust Company                     $  21,995,000.00                       32.63%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                     $  19,660,000.00                       29.17%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                Union Bank of California, N.A.                          $  16,400,000.00                       24.33%
                530 B St., Suite 242
                San Diego, CA 92101
----------------------------------------------------------------------------------------------------------------------
                Citigroup Global Markets Inc./Salomon                   $   5,000,000.00                        7.42%
                Brothers
                333 W. 34th Street, 3rd Floor
                New York, NY  10001
----------------------------------------------------------------------------------------------------------------------
IA4             JPMorgan Chase Bank                                     $  20,500,000.00                       42.89%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                Union Bank of California, N.A.                          $   8,650,000.00                       18.10%
                530 B St., Suite 242
                San Diego, CA 92101
----------------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company                     $   7,800,000.00                       16.32%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
IA5             The Bank of New York                                    $  34,950,000.00                       71.40%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
                Citibank, N.A.                                          $   7,000,000.00                       14.30%
                3800 Citibank Center B3-15
                Tampa, FL  33610
----------------------------------------------------------------------------------------------------------------------
                Deutsche Bank Trust Company Americas                    $   5,000,000.00                      10.21%
                648 Grassmere Park Road
                Nashville, TN  37211
----------------------------------------------------------------------------------------------------------------------
IA6             State Street Bank and Trust Company                     $  23,800,000.00                       70.41%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                     $   8,500,000.00                       25.15%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
IM1             Citibank, N.A.                                          $    9,525,000.00                      79.21%
                3800 Citibank Center B3-15
                Tampa, FL  33610
----------------------------------------------------------------------------------------------------------------------
                Comercia Bank                                           $    1,500,000.00                     12.47%
                411 West Lafayette
                Detroit, MI  48226
----------------------------------------------------------------------------------------------------------------------
                Deutsche Bank Trust Company Americas                    $    1,000,000.00                       8.32%
                648 Grassmere Park Road
                Nashville, TN  37211
----------------------------------------------------------------------------------------------------------------------
IM2             Citibank, N.A.                                          $    4,000,000.00                      43.24%
                3800 Citibank Center B3-15
                Tampa, FL  33610
----------------------------------------------------------------------------------------------------------------------
                Deutsche Bank Trust Company Americas                    $    3,250,000.00                      35.14%
                648 Grassmere Park Road
                Nashville, TN  37211
----------------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company                     $    2,000,000.00                      21.62%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
IB              State Street Bank and Trust Company                     $    3,000,000.00                      36.04%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
                Wells Fargo Bank Minnesota, N.A.                        $    3,000,000.00                      36.04%
                c/o ADP Proxy Services
                51 Mercedes Way
                Edgewood, NY 11717
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                     $    2,325,000.00                      27.93%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
IIA1            Mellon Trust of New England, NA                         $   68,000,000.00                       36.25%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
----------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                           $    67,100,000.00                       35.77%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
--------------------------------------------------------------------------------------------------------------
                Morgan Stanley & Co. Incorporated             $    30,000,000.00                       15.99%
                One Pierrepont Plaza
                Brooklyn, NY  11201
--------------------------------------------------------------------------------------------------------------
                UBS Warburg LLC/CMC                           $    10,000,000.00                        5.33%
                299 Park Avenue
                New York, NY  10171
--------------------------------------------------------------------------------------------------------------
IIA2            JPMorgan Chase Bank                           $  171,150,000.00                        61.98%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
--------------------------------------------------------------------------------------------------------------
                The Northern Trust Company                    $    50,000,000.00                       18.11%
                801 S. Canal C-IN
                Chicago, IL  60607
--------------------------------------------------------------------------------------------------------------
                Deutsche Bank Trust Company Americas          $    25,000,000.00                        9.05%
                648 Grassmere Park Road
                Nashville, TN  37211
--------------------------------------------------------------------------------------------------------------
                Mellon Trust of New England, NA               $    15,000,000.00                        5.43%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
--------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company           $    15,000,000.00                        5.43%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
--------------------------------------------------------------------------------------------------------------
IIM1            Barclays Global Investors N.A/                $    14,500,000.00                       52.11%
                Investors Bank & Trust
                980 9th Street, 6th Floor
                Sacramento, CA  95814
--------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                           $    13,000,000.00                       46.72%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
--------------------------------------------------------------------------------------------------------------
IIM2            Deutsche Bank Trust Company Americas          $    10,200,000.00                       48.11%
                648 Grassmere Park Road
                Nashville, TN  37211
--------------------------------------------------------------------------------------------------------------
                Mellon Trust of New England, NA               $     6,225,000.00                      29.36%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
--------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                           $     4,000,000.00                      18.87%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
--------------------------------------------------------------------------------------------------------------
IIB             JPMorgan Chase Bank                           $     4,780,000.00                       34.69%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
--------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
                The Bank of New York                          $     3,000,000.00                        21.77%
                One Wall Street
                New York, NY  10286
---------------------------------------------------------------------------------------------------------------
                LaSalle Bank National Association             $     3,000,000.00                        21.77%
                135 South LaSalle Street
                Chicago, Il  60603
---------------------------------------------------------------------------------------------------------------
                Wells Fargo Bank Minnesota, N.A.              $     3,000,000.00                        21.77%
                c/o ADP Proxy Services
                51 Mercedes Way
                Edgewood, NY 11717
---------------------------------------------------------------------------------------------------------------
2003-3
---------------------------------------------------------------------------------------------------------------
1A1             Deutsche Bank Trust Company Americas          $     35,000,000.00                       32.93%
                648 Grassmere Park Road
                Nashville, TN  37211
---------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                           $     23,410,000.00                       22.02%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
---------------------------------------------------------------------------------------------------------------
                Barclays Global Investors N.A/                $     19,300,000.00                       18.16%
                Investors Bank & Trust
                980 9th Street, 6th Floor
                Sacramento, CA  95814
---------------------------------------------------------------------------------------------------------------
                Mellon Trust of New England, NA               $     15,000,000.00                       14.11%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
---------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company           $     10,910,000.00                       10.26%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
---------------------------------------------------------------------------------------------------------------
1A2             JPMorgan Chase Bank                           $     28,400,000.00                       61.21%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
---------------------------------------------------------------------------------------------------------------
                Fleet National Bank                           $      8,550,000.00                       18.43%
                159 East Main Street
                Rochester, NY  14638
---------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company           $      3,975,000.00                        8.57%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
---------------------------------------------------------------------------------------------------------------
                The Bank of New York                          $      3,200,000.00                        6.90%
                One Wall Street
                New York, NY  10286
---------------------------------------------------------------------------------------------------------------
1A3             JPMorgan Chase Bank                           $     55,100,000.00                       84.25%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
---------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company           $     10,300,000.00                       15.75%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
1A4             Deutsche Bank Trust Company Americas          $    23,800,000.00                        39.80%
                648 Grassmere Park Road
                Nashville, TN  37211
---------------------------------------------------------------------------------------------------------------
                LaSalle Bank National Association             $    10,000,000.00                        16.72%
                135 South LaSalle Street
                Chicago, Il  60603
---------------------------------------------------------------------------------------------------------------
                The Bank of New York                          $      7,000,000.00                       11.71%
                One Wall Street
                New York, NY  10286
---------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company           $      6,500,000.00                       10.87%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
---------------------------------------------------------------------------------------------------------------
                Comercia Bank                                 $      5,000,000.00                        8.36%
                411 West Lafayette
                Detroit, MI  48226
---------------------------------------------------------------------------------------------------------------
1A5             JPMorgan Chase Bank                           $     18,500,000.00                       35.92%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
---------------------------------------------------------------------------------------------------------------
                Bank of New York/Investment Account           $     18,000,000.00                       34.95%
                (Participant Contact Not Found)
---------------------------------------------------------------------------------------------------------------
                Citibank, N.A.                                $     10,000,000.00                       19.42%
                3800 Citibank Center B3-15
                Tampa, FL  33610
---------------------------------------------------------------------------------------------------------------
                The Bank of New York                          $      4,250,000.00                        8.25%
                One Wall Street
                New York, NY  10286
---------------------------------------------------------------------------------------------------------------
1A6             Mellon Trust of New England, NA               $     17,000,000.00                       46.45%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
---------------------------------------------------------------------------------------------------------------
                The Bank of New York                          $     11,975,000.00                       32.72%
                One Wall Street
                New York, NY  10286
---------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company           $      5,625,000.00                       15.37%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
---------------------------------------------------------------------------------------------------------------
                The Northern Trust Company                    $      2,000,000.00                        5.46%
                801 S. Canal C-IN
                Chicago, IL  60607
---------------------------------------------------------------------------------------------------------------
1M1             State Street Bank and Trust Company           $      5,035,000.00                       38.73%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
---------------------------------------------------------------------------------------------------------------
                Mellon Trust of New England, NA               $      3,800,000.00                      29.23%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
---------------------------------------------------------------------------------------------------------------
                The Northern Trust Company                    $      1,800,000.00                       13.85%
                801 S. Canal C-IN
                Chicago, IL  60607
---------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
                Comercia Bank                                 $    1,000,000.00                        7.69%
                411 West Lafayette
                Detroit, MI  48226
-------------------------------------------------------------------------------------------------------------
1M2             Citibank, N.A.                                $    6,000,000.00                       60.00%
                3800 Citibank Center B3-15
                Tampa, FL  33610
-------------------------------------------------------------------------------------------------------------
                Deutsche Bank Trust Company Americas          $    3,000,000.00                       30.00%
                648 Grassmere Park Road
                Nashville, TN  37211
-------------------------------------------------------------------------------------------------------------
                Deseret Trust Company                         $    1,000,000.00                       10.00%
                Gateway Tower East
                10 East South Temple Suite 470
                Salt Lake City, UT  84133
-------------------------------------------------------------------------------------------------------------
1B              Citibank, N.A.                                $    8,000,000.00                      100.00%
                3800 Citibank Center B3-15
                Tampa, FL  33610
-------------------------------------------------------------------------------------------------------------
2A1             The Northern Trust Company                    $   70,700,000.00                       63.58%
                801 S. Canal C-IN
                Chicago, IL  60607
-------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                           $   23,500,000.00                       21.13%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
-------------------------------------------------------------------------------------------------------------
                Investors Bank & Trust Company                $   15,000,000.00                       13.49%
                200 Clarendon St., 9th Floor
                Corporate Actions Unit/TOP57
                Boston, MA  02116
-------------------------------------------------------------------------------------------------------------
2A2             Deutsche Bank Trust Company Americas          $   73,000,000.00                       39.18%
                648 Grassmere Park Road
                Nashville, TN  37211
-------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                           $   38,135,000.00                       20.47%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
-------------------------------------------------------------------------------------------------------------
                Mellon Trust of New England, NA               $   25,650,000.00                       13.77%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
-------------------------------------------------------------------------------------------------------------
                Fortis Investment Services, LLC               $   17,000,000.00                        9.13%
                520 Madison Avenue
                New York, NY  10022
-------------------------------------------------------------------------------------------------------------
                Northern Trust Company - Safekeeping          $   13,000,000.00                        6.98%
                50 South LaSalle Street, Level A
                Chicago, IL  60675
-------------------------------------------------------------------------------------------------------------
2M1             UBS Warburg LLC/CMC                           $     7,850,000.00                      43.98%
                299 Park Avenue
                New York, NY  10171
-------------------------------------------------------------------------------------------------------------
                The Bank of New York                          $     5,000,000.00                      28.01%
                One Wall Street
                New York, NY  10286
-------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
                The Northern Trust Company                    $    5,000,000.00                       28.01%
                801 S. Canal C-IN
                Chicago, IL  60607
--------------------------------------------------------------------------------------------------------------
2M2             The Bank of New York                          $    13,600,000.00                      100.00%
                One Wall Street
                New York, NY  10286
--------------------------------------------------------------------------------------------------------------
2B              LaSalle Bank National Association             $     4,000,000.00                       48.02%
                135 South LaSalle Street
                Chicago, Il  60603
--------------------------------------------------------------------------------------------------------------
                Wells Fargo Bank Minnesota, N.A.              $     2,330,000.00                       27.97%
                c/o ADP Proxy Services
                51 Mercedes Way
                Edgewood, NY 11717
--------------------------------------------------------------------------------------------------------------
                The Bank of New York                          $     2,000,000.00                       24.01%
                One Wall Street
                New York, NY  10286
--------------------------------------------------------------------------------------------------------------
2003-4
--------------------------------------------------------------------------------------------------------------
IA1             State Street Bank and Trust Company           $    85,010,000.00                       43.48%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
--------------------------------------------------------------------------------------------------------------
                The Northern Trust Company                    $    31,320,000.00                       16.02%
                801 S. Canal C-IN
                Chicago, IL  60607
--------------------------------------------------------------------------------------------------------------
                Citibank, N.A.                                $    30,930,000.00                       15.82%
                3800 Citibank Center B3-15
                Tampa, FL  33610
--------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                           $    30,355,000.00                       15.53%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
--------------------------------------------------------------------------------------------------------------
IA2             JPMorgan Chase Bank                           $    42,750,000.00                       56.40%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
--------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company           $    11,475,000.00                       15.14%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
--------------------------------------------------------------------------------------------------------------
                Union Bank of California, N.A.                $    11,000,000.00                       14.51%
                530 B St., Suite 242
                San Diego, CA 92101
--------------------------------------------------------------------------------------------------------------
                Fleet National Bank                           $     4,975,000.00                        6.56%
                159 East Main Street
                Rochester, NY  14638
--------------------------------------------------------------------------------------------------------------
                The Northern Trust Company                    $     4,675,000.00                        6.17%
                801 S. Canal C-IN
                Chicago, IL  60607
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
IA3             JPMorgan Chase Bank                           $    48,000,000.00                       39.60%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
--------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company           $    33,770,000.00                       27.86%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
--------------------------------------------------------------------------------------------------------------
                Union Bank of California, N.A.                $    19,000,000.00                       15.68%
                530 B St., Suite 242
                San Diego, CA 92101
--------------------------------------------------------------------------------------------------------------
IA4             State Street Bank and Trust Company           $    37,903,000.00                       37.68%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
--------------------------------------------------------------------------------------------------------------
                The Bank of New York                          $    27,629,000.00                       27.46%
                One Wall Street
                New York, NY  10286
--------------------------------------------------------------------------------------------------------------
                Union Bank of California, N.A.                $    18,000,000.00                       17.89%
                530 B St., Suite 242
                San Diego, CA 92101
--------------------------------------------------------------------------------------------------------------
                Citibank, N.A.                                $    10,000,000.00                        9.94%
                3800 Citibank Center B3-15
                Tampa, FL  33610
--------------------------------------------------------------------------------------------------------------
IA5             State Street Bank and Trust Company           $    23,550,000.00                       25.72%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
--------------------------------------------------------------------------------------------------------------
                The Bank of New York                          $    23,500,000.00                       25.67%
                One Wall Street
                New York, NY  10286
--------------------------------------------------------------------------------------------------------------
                Citibank, N.A.                                $    20,550,000.00                       22.45%
                3800 Citibank Center B3-15
                Tampa, FL  33610
--------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                           $    12,705,000.00                       13.88%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
--------------------------------------------------------------------------------------------------------------
                Deseret Trust Company                         $      5,000,000.00                       5.46%
                Gateway Tower East
                10 East South Temple Suite 470
                Salt Lake City, UT  84133
--------------------------------------------------------------------------------------------------------------
IA6             Citibank, N.A.                                $    33,000,000.00                       50.77%
                3800 Citibank Center B3-15
                Tampa, FL  33610
--------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company           $    20,000,000.00                       30.77%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
--------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
                Mellon Trust of New England, NA               $  7,000,000.00                                  10.77%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
----------------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                           $  5,000,000.00                                  7.69%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
IM1             The Bank of New York                          $  8,075,000.00                                  34.99%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
                Mellon Trust of New England, NA               $  7,500,000.00                                  32.50%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
----------------------------------------------------------------------------------------------------------------------
                Comercia Bank                                 $  2,835,000.00                                  12.29%
                411 West Lafayette
                Detroit, MI  48226
----------------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company           $  2,000,000.00                                   8.67%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
                Deutsche Bank Trust Company Americas          $  1,718,000.00                                   7.45%
                648 Grassmere Park Road
                Nashville, TN  37211
----------------------------------------------------------------------------------------------------------------------
IM2             The Bank of New York                          $  7,800,000.00                                  43.94%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
                Citibank, N.A.                                $  7,750,000.00                                  43.66%
                3800 Citibank Center B3-15
                Tampa, FL  33610
----------------------------------------------------------------------------------------------------------------------
                Deutsche Bank Trust Company Americas          $  1,059,000.00                                   5.97%
                648 Grassmere Park Road
                Nashville, TN  37211
----------------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company           $  1,000,000.00                                   5.63%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
IB              JPMorgan Chase Bank                           $  6,620,000.00                                  42.38%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company           $  5,000,000.00                                  32.01%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
                Citibank, N.A.                                $  2,000,000.00                                  12.80%
                3800 Citibank Center B3-15
                Tampa, FL  33610
----------------------------------------------------------------------------------------------------------------------
                J.P. Morgan Chase Bank/Greenwich Capital      $  2,000,000.00                                  12.80%
                4 New York Plaza, 21st Floor
                New York, NY  10004
----------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
IIA1            JPMorgan Chase Bank                           $   24,785,000.00                       18.65%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
-------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company           $   22,845,000.00                       17.19%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
-------------------------------------------------------------------------------------------------------------
                Barclays Global Investors N.A/                $   15,000,000.00                       11.29%
                Investors Bank & Trust
                980 9th Street, 6th Floor
                Sacramento, CA  95814
-------------------------------------------------------------------------------------------------------------
                Citibank, N.A.                                $   14,430,000.00                       10.86%
                3800 Citibank Center B3-15
                Tampa, FL  33610
-------------------------------------------------------------------------------------------------------------
                Mellon Trust of New England, NA               $   13,755,000.00                       10.35%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
-------------------------------------------------------------------------------------------------------------
                Investors Bank & Trust Company                $   12,290,000.00                        9.25%
                200 Clarendon St, 9th Floor
                Corporate Actions Unit/TOP57
                Boston, MA  02116
-------------------------------------------------------------------------------------------------------------
                The Northern Trust Company                    $    8,575,000.00                       6.45%
                801 S. Canal C-IN
                Chicago, IL  60607
-------------------------------------------------------------------------------------------------------------
                The Bank of New York                          $    6,720,000.00                        5.06%
                One Wall Street
                New York, NY  10286
-------------------------------------------------------------------------------------------------------------
IIA2            JPMorgan Chase Bank                           $   49,000,000.00                       22.57%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
-------------------------------------------------------------------------------------------------------------
                The Bank of New York                          $   43,000,000.00                       19.81%
                One Wall Street
                New York, NY  10286
-------------------------------------------------------------------------------------------------------------
                Fortis Investment Services, LLC               $   40,000,000.00                       18.42%
                520 Madison Avenue
                New York, NY  10022
-------------------------------------------------------------------------------------------------------------
                Citibank, N.A.                                $   25,000,000.00                       11.52%
                3800 Citibank Center B3-15
                Tampa, FL  33610
-------------------------------------------------------------------------------------------------------------
                Deutsche Bank Trust Company Americas          $   25,000,000.00                       11.52%
                648 Grassmere Park Road
                Nashville, TN  37211
-------------------------------------------------------------------------------------------------------------
                Mellon Trust of New England, NA               $   20,700,000.00                        9.53%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
-------------------------------------------------------------------------------------------------------------
IIM1            UBS Warburg LLC/CMC                           $   10,000,000.00                       46.73%
                299 Park Avenue
                New York, NY  10171
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                           $    6,400,000.00                       29.91%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
-------------------------------------------------------------------------------------------------------------
                Deutsche Bank Trust Company Americas          $    5,000,000.00                       23.36%
                648 Grassmere Park Road
                Nashville, TN  37211
-------------------------------------------------------------------------------------------------------------
IIM2            JPMorgan Chase Bank                           $   10,000,000.00                       66.67%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
-------------------------------------------------------------------------------------------------------------
                Citibank, N.A.                                $    5,000,000.00                       33.33%
                3800 Citibank Center B3-15
                Tampa, FL  33610
-------------------------------------------------------------------------------------------------------------
IIB             JPMorgan Chase Bank                           $    3,000,000.00                       33.33%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
-------------------------------------------------------------------------------------------------------------
                LaSalle Bank National Association             $    3,000,000.00                       33.33%
                135 South LaSalle Street
                Chicago, Il  60603
-------------------------------------------------------------------------------------------------------------
                The Bank of New York                          $    2,000,000.00                       22.22%
                One Wall Street
                New York, NY  10286
-------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company           $    1,000,000.00                       11.11%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
-------------------------------------------------------------------------------------------------------------
2003-5
-------------------------------------------------------------------------------------------------------------
IA1             Citibank, N.A.                                $   72,900,000.00                       34.91%
                3800 Citibank Center B3-15
                Tampa, FL  33610
-------------------------------------------------------------------------------------------------------------
                LBI - Lehman Government Securities Inc.       $   50,000,000.00                       23.95%
                (LBI)
                70 Hudson Street
                Jersey City, NJ  07302
-------------------------------------------------------------------------------------------------------------
                The Bank of New York                          $   40,000,000.00                       19.16%
                One Wall Street
                New York, NY  10286
-------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                           $   25,000,000.00                       11.97%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
-------------------------------------------------------------------------------------------------------------
IA2             JPMorgan Chase Bank                           $   70,650,000.00                       96.25%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
-------------------------------------------------------------------------------------------------------------
IA3             Citibank, N.A.                                $   62,728,571.00                       48.33%
                3800 Citibank Center B3-15
                Tampa, FL  33610
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
                The Bank of New York                          $   45,000,000.00                       34.67%
                One Wall Street
                New York, NY  10286
-------------------------------------------------------------------------------------------------------------
IA4             The Bank of New York                          $   45,000,000.00                       45.05%
                One Wall Street
                New York, NY  10286
-------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                           $   12,565,000.00                       12.58%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
-------------------------------------------------------------------------------------------------------------
                Citibank, N.A.                                $   10,000,000.00                       10.01%
                3800 Citibank Center B3-15
                Tampa, FL  33610
-------------------------------------------------------------------------------------------------------------
                Mellon Trust of New England, NA               $    8,325,000.00                        8.33%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
-------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company           $    5,500,000.00                        5.51%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
-------------------------------------------------------------------------------------------------------------
                Wells Fargo Bank Minnesota, N.A.              $    5,000,000.00                        5.01%
                c/o ADP Proxy Services
                51 Mercedes Way
                Edgewood, NY 11717
-------------------------------------------------------------------------------------------------------------
IA5             The Bank of New York                          $   46,350,000.00                       48.36%
                One Wall Street
                New York, NY  10286
-------------------------------------------------------------------------------------------------------------
                Citibank, N.A.                                $   34,500,000.00                       35.99%
                3800 Citibank Center B3-15
                Tampa, FL  33610
-------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                           $   15,000,000.00                       15.65%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
-------------------------------------------------------------------------------------------------------------
IA6             JPMorgan Chase Bank                           $   24,500,000.00                       36.30%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
-------------------------------------------------------------------------------------------------------------
                Mellon Trust of New England, NA               $   22,700,000.00                       33.63%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
-------------------------------------------------------------------------------------------------------------
                The Bank of New York                          $   20,000,000.00                       29.63%
                One Wall Street
                New York, NY  10286
-------------------------------------------------------------------------------------------------------------
IM1             State Street Bank and Trust Company           $   12,050,000.00                       50.10%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
-------------------------------------------------------------------------------------------------------------
                Mellon Trust of New England, NA               $    8,000,000.00                      33.26%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
-------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
                The Bank of New York                          $    4,000,000.00                        16.63%
                One Wall Street
                New York, NY  10286
--------------------------------------------------------------------------------------------------------------
IM2             Citibank, N.A.                                $    5,800,000.00                        39.19%
                3800 Citibank Center B3-15
                Tampa, FL  33610
--------------------------------------------------------------------------------------------------------------
                The Bank of New York                          $    5,000,000.00                        33.78%
                One Wall Street
                New York, NY  10286
--------------------------------------------------------------------------------------------------------------
                Mellon Trust of New England, NA               $    2,500,000.00                        16.89%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
--------------------------------------------------------------------------------------------------------------
                J.P. Morgan Chase Bank/Greenwich Capital      $    1,500,000.00                        10.14%
                4 New York Plaza, 21st Floor
                New York, NY  10004
--------------------------------------------------------------------------------------------------------------
IB              State Street Bank and Trust Company           $    7,800,000.00                        52.70%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
--------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                           $    3,000,000.00                        20.27%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
--------------------------------------------------------------------------------------------------------------
                J.P. Morgan Chase Bank/Greenwich Capital      $    3,000,000.00                        20.27%
                4 New York Plaza, 21st Floor
                New York, NY  10004
--------------------------------------------------------------------------------------------------------------
                Wells Fargo Bank Minnesota, N.A.              $    1,000,000.00                         6.76%
                c/o ADP Proxy Services
                51 Mercedes Way
                Edgewood, NY 11717
--------------------------------------------------------------------------------------------------------------
IIA1            Citibank, N.A.                                $   34,550,000.00                        29.01%
                3800 Citibank Center B3-15
                Tampa, FL  33610
--------------------------------------------------------------------------------------------------------------
                Barclays Global Investors N.A/                $   30,000,000.00                        25.19%
                Investors Bank & Trust
                980 9th Street, 6th Floor
                Sacramento, CA  95814
--------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company           $   11,680,000.00                         9.81%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
--------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                           $    7,850,000.00                         6.59%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
--------------------------------------------------------------------------------------------------------------
                Federal  Reserve Bank of New York             $    7,375,000.00                         6.19%
                33 Liberty Street
                New York New York 10045
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
                Mellon Trust of New England, NA               $     6,750,000.00                        5.67%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
--------------------------------------------------------------------------------------------------------------
                J.P. Morgan Securities Inc. - Fixed Income    $     6,615,000.00                        5.55%
                34 Exchange Place, 4th Floor
                Jersey City, NJ  07302
--------------------------------------------------------------------------------------------------------------
IIA2            Mellon Trust of New England, NA               $    81,090,000.00                       41.39%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
--------------------------------------------------------------------------------------------------------------
                Fortis Investment Services, LLC               $    35,000,000.00                       17.87%
                520 Madison Avenue
                New York, NY  10022
--------------------------------------------------------------------------------------------------------------
                The Bank of New York                          $    26,454,000.00                       13.50%
                One Wall Street
                New York, NY  10286
--------------------------------------------------------------------------------------------------------------
                DBTC Americas/Deutsche Bank Frankfurt         $    20,000,000.00                       10.21%
                14 Wall Street - 5th Floor
                Broker Dealer Clearance
                New York, NY  10005
--------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                           $    12,355,000.00                        6.31%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
--------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company           $    11,936,000.00                        6.09%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
--------------------------------------------------------------------------------------------------------------
IIM1            State Street Bank and Trust Company           $    14,900,000.00                       78.84%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
--------------------------------------------------------------------------------------------------------------
                The Northern Trust Company                    $     2,500,000.00                       13.23%
                801 S. Canal C-IN
                Chicago, IL  60607
--------------------------------------------------------------------------------------------------------------
                Investors Bank & Trust Company                $     1,500,000.00                        7.94%
                200 Clarendon St, 9th Floor
                Corporate Actions Unit/TOP57
                Boston, MA  02116
--------------------------------------------------------------------------------------------------------------
IIM2            The Bank of New York                          $     9,000,000.00                       71.43%
                One Wall Street
                New York, NY  10286
--------------------------------------------------------------------------------------------------------------
                Bank of New York/Investment Account           $     3,600,000.00                       28.57%
                (Participant Contact Not Found)
--------------------------------------------------------------------------------------------------------------
IIB             Wells Fargo Bank Minnesota, N.A.              $     3,000,000.00                       36.23%
                c/o ADP Proxy Services
                51 Mercedes Way
                Edgewood, NY 11717
--------------------------------------------------------------------------------------------------------------
                The Bank of New York                          $     2,000,000.00                       24.15%
                One Wall Street
                New York, NY  10286
--------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                           $    2,000,000.00                       24.15%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
-------------------------------------------------------------------------------------------------------------
                LaSalle Bank National Association             $    1,280,000.00                       15.46%
                135 South LaSalle Street
                Chicago, Il  60603
-------------------------------------------------------------------------------------------------------------
2003-6
-------------------------------------------------------------------------------------------------------------
1A1             Wachovia Securities, LLC/Custody              $   95,000,000.00                       42.26%
                One New York Plaza
                New York, NY  10292
-------------------------------------------------------------------------------------------------------------
                The Northern Trust Company                    $   47,000,000.00                       20.91%
                801 S. Canal C-IN
                Chicago, IL  60607
-------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company           $   46,800,000.00                       20.82%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
-------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                           $   18,000,000.00                        8.01%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
-------------------------------------------------------------------------------------------------------------
                Mellon Trust of New England, NA               $   18,000,000.00                        8.01%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
-------------------------------------------------------------------------------------------------------------
1A2             The Bank of New York                          $   29,500,000.00                       37.25%
                One Wall Street
                New York, NY  10286
-------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                           $   29,000,000.00                       36.62%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
-------------------------------------------------------------------------------------------------------------
                Mellon Trust of New England, NA               $    6,275,000.00                        7.92%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
-------------------------------------------------------------------------------------------------------------
                The Northern Trust Company                    $    5,100,000.00                        6.44%
                801 S. Canal C-IN
                Chicago, IL  60607
-------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company           $    4,000,000.00                        5.05%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
-------------------------------------------------------------------------------------------------------------
1A3             State Street Bank and Trust Company           $   60,198,000.00                       43.34%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
-------------------------------------------------------------------------------------------------------------
                Citibank, N.A.                                $   35,495,000.00                       25.55%
                3800 Citibank Center B3-15
                Tampa, FL  33610
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
                Bank One Trust Company N.A./Public Employee   $   25,700,000.00                       18.50%
                Retirement
                340 South Cleveland
                Building 350
                Columbus, OH  43240
-------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                           $   10,000,000.00                        7.20%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
-------------------------------------------------------------------------------------------------------------
1A4             The Bank of New York                          $   44,900,000.00                       41.61%
                One Wall Street
                New York, NY  10286
-------------------------------------------------------------------------------------------------------------
                Mellon Trust of New England, NA               $   32,000,000.00                       29.66%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
-------------------------------------------------------------------------------------------------------------
                Credit Suisse First Boston LLC                $   13,000,000.00                       12.05%
                c/o ADP Proxy Services
-------------------------------------------------------------------------------------------------------------
                Citibank, N.A.                                $   10,000,000.00                        9.27%
                3800 Citibank Center B3-15
                Tampa, FL  33610
-------------------------------------------------------------------------------------------------------------
                J.P. Morgan Securities Inc. - Fixed Income    $    7,900,000.00                        7.32%
                34 Exchange Place, 4th Floor
                Jersey City, NJ  07302
-------------------------------------------------------------------------------------------------------------
1A5             Citibank, N.A.                                $   40,100,000.00                       39.08%
                3800 Citibank Center B3-15
                Tampa, FL  33610
-------------------------------------------------------------------------------------------------------------
                The Bank of New York                          $   32,500,000.00                       31.68%
                One Wall Street
                New York, NY  10286
-------------------------------------------------------------------------------------------------------------
                Credit Suisse First Boston LLC                $   20,000,000.00                       19.49%
                c/o ADP Proxy Services
-------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                           $   10,000,000.00                        9.75%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
-------------------------------------------------------------------------------------------------------------
1A6             The Bank of New York                          $   30,870,000.00                       42.52%
                One Wall Street
                New York, NY  10286
-------------------------------------------------------------------------------------------------------------
                Mellon Trust of New England, NA               $   18,000,000.00                       24.79%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
-------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                           $   16,000,000.00                       22.04%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
-------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company           $    6,670,000.00                        9.19%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
-------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
1A7             DBTC Americas/Suntrust Portfolio                     $    150,000,000.00                100.00%
                14 Wall Street, 5th Floor
                New York, NY  10005
----------------------------------------------------------------------------------------------------------------
1M1             The Bank of New York                                 $     10,800,000.00                 37.50%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------
                Goldman Sachs & Co.                                  $      6,000,000.00                 20.83%
                180 Maiden Lane
                New York, NY  10038
----------------------------------------------------------------------------------------------------------------
                Mellon Trust of New England, NA                      $      6,000,000.00                 20.83%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
----------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company                  $      6,000,000.00                 20.83%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------
1M2             The Bank of New York                                 $     10,800,000.00                 50.00%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company                  $     10,728,000.00                 49.67%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------
1B              State Street Bank and Trust Company                  $      5,000,000.00                 24.80%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------
                Merrill Lynch, Pierce, Fennder & Smith, Inc.         $      4,000,000.00                 19.84%
                101 Hudson Street - 9th Floor
                Jersey City, NJ  07302
----------------------------------------------------------------------------------------------------------------
                Barclays Capital Inc./Barclays Bank PLC,             $      3,000,000.00                 14.88%
                London Branch
                222 Broadway
                New York, NY  10038
----------------------------------------------------------------------------------------------------------------
                LaSalle Bank National Association                    $      3,000,000.00                 14.88%
                135 South LaSalle Street
                Chicago, Il  60603
----------------------------------------------------------------------------------------------------------------
                The Bank of New York                                 $      2,800,000.00                 13.89%
                One Wall Street
                New York, NY  10286
----------------------------------------------------------------------------------------------------------------
                SG Cowen Securities Corp.                            $      2,160,000.00                 10.71%
                 560 Lexington Avenue
                New York New York 10022
----------------------------------------------------------------------------------------------------------------
2A1             Investors Bank & Trust Company                       $     47,500,000.00                 32.45%
                200 Clarendon St, 9th Floor
                Corporate Actions Unit/TOP57
                Boston, MA  02116
----------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company                  $     37,000,000.00                 25.27%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
                Goldman Sachs & Co.                           $    34,000,000.00                       23.22%
                180 Maiden Lane
                New York, NY  10038
--------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                           $    11,500,000.00                        7.86%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
--------------------------------------------------------------------------------------------------------------
                The Bank of New York                          $    10,000,000.00                        6.83%
                One Wall Street
                New York, NY  10286
--------------------------------------------------------------------------------------------------------------
2A2             Deutsche Bank Trust Company Americas          $    23,600,000.00                       51.80%
                648 Grassmere Park Road
                Nashville, TN  37211
--------------------------------------------------------------------------------------------------------------
                Citibank, N.A.                                $    54,250,000.00                       22.74%
                3800 Citibank Center B3-15
                Tampa, FL  33610
--------------------------------------------------------------------------------------------------------------
                Fortis Investment Services, LLC               $    30,000,000.00                       12.57%
                520 Madison Avenue
                New York, NY  10022
--------------------------------------------------------------------------------------------------------------
                Mellon Trust of New England, NA               $    17,345,000.00                        7.27%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
--------------------------------------------------------------------------------------------------------------
2M1             The Bank of New York                          $    10,000,000.00                       42.88%
                One Wall Street
                New York, NY  10286
--------------------------------------------------------------------------------------------------------------
                Fleet National Bank                           $     9,750,000.00                       41.81%
                159 East Main Street
                Rochester, NY  14638
--------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company           $     3,570,000.00                       15.31%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
--------------------------------------------------------------------------------------------------------------
2M2             The Bank of New York                          $     9,500,000.00                       57.58%
                One Wall Street
                New York, NY  10286
--------------------------------------------------------------------------------------------------------------
                Citibank, N.A.                                $     7,000,000.00                       42.42%
                3800 Citibank Center B3-15
                Tampa, FL  33610
--------------------------------------------------------------------------------------------------------------
2B              LaSalle Bank National Association             $     8,000,000.00                       72.73%
                135 South LaSalle Street
                Chicago, Il  60603
--------------------------------------------------------------------------------------------------------------
                Citigroup Global Markets Inc./Salomon         $     1,000,000.00                        9.09%
                Brothers
                333 W 34th Street, 3rd Floor
                New York, NY  10001
--------------------------------------------------------------------------------------------------------------
                Deutsche Bank Trust Company Americas          $     1,000,000.00                        9.09%
                648 Grassmere Park Road
                Nashville, TN  37211
--------------------------------------------------------------------------------------------------------------
                The Northern Trust Company                    $     1,000,000.00                        9.09%
                801 S. Canal C-IN
                Chicago, IL  60607
--------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
2001-AD1
---------------------------------------------------------------------------------------------------------------
Class IA-3      The Bank of New York                             $   51,020,000.00                      62.60%
                One Wall Street
                New York, NY  10286
---------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company              $    9,750,000.00                      11.96%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
---------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                              $    5,000,000.00                       6.13%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
---------------------------------------------------------------------------------------------------------------
                Mellon Trust of New England, NA                  $    4,300,000.00                       5.28%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
---------------------------------------------------------------------------------------------------------------
Class IA-4      Union Bank of California, N.A.                   $   14,795,000.00                      19.99%
                530 B St., Suite 242
                San Diego, CA 92101
---------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company              $   14,455,000.00                      19.53%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
---------------------------------------------------------------------------------------------------------------
                Comercia Bank                                    $   10,800,000.00                      14.59%
                411 West Lafayette
                Mail Code 3404
                Detroit, MI  48226
---------------------------------------------------------------------------------------------------------------
                The Bank of New York                             $    6,790,000.00                       9.18%
                One Wall Street
                New York, NY  10286
---------------------------------------------------------------------------------------------------------------
                The Northern Trust Company                       $    6,750,000.00                       9.12%
                801 S. Canal C-IN
                Chicago, IL  60607
---------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                              $    6,700,000.00                       9.05%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
---------------------------------------------------------------------------------------------------------------
Class IA-5      The Bank of New York                             $   28,872,000.00                      49.04%
                One Wall Street
                New York, NY  10286
---------------------------------------------------------------------------------------------------------------
                Citibank, N.A.                                   $    3,000,000.00                       5.10%
                3800 Citibank Center B3-15
                Tampa, FL  33610
---------------------------------------------------------------------------------------------------------------
Class IA-6      Citibank, N.A.                                   $   25,208,000.00                      46.50%
                3800 Citibank Center B3-15
                Tampa, FL  33610
---------------------------------------------------------------------------------------------------------------
                The Bank of New York                             $   21,500,000.00                      39.66%
                One Wall Street
                New York, NY  10286
---------------------------------------------------------------------------------------------------------------
                The Northern Trust Company                       $    5,000,000.00                       9.22%
                801 S. Canal C-IN
                Chicago, IL  60607
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Class IM-1      The Bank of New York                            $    27,720,000.00                     100.00%
                One Wall Street
                New York, NY  10286
---------------------------------------------------------------------------------------------------------------
Class IM-2      Citibank, N.A.                                  $    24,640,000.00                     100.00%
                3800 Citibank Center B3-15
                Tampa, FL  33610
---------------------------------------------------------------------------------------------------------------
Class IB        Citibank, N.A.                                  $    18,560,000.00                      86.09%
                3800 Citibank Center B3-15
                Tampa, FL  33610
---------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                             $     3,000,000.00                      13.91%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
---------------------------------------------------------------------------------------------------------------
Class IIA-1     JPMorgan Chase Bank                             $   124,000,000.00                      80.16%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
---------------------------------------------------------------------------------------------------------------
                Citibank, N.A.                                  $    25,200,000.00                      16.29%
                3800 Citibank Center B3-15
                Tampa, FL  33610
---------------------------------------------------------------------------------------------------------------
Class IIM-1     JPMorgan Chase Bank                             $     6,465,000.00                      61.78%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
---------------------------------------------------------------------------------------------------------------
                Investors Bank & Trust Company                  $     2,000,000.00                      19.11%
                200 Clarendon St, 9th Floor
                Corporate Actions Unit/TOP57
                Boston, MA  02116
---------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company             $     2,000,000.00                      19.11%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
---------------------------------------------------------------------------------------------------------------
Class IIM-2     Mellon Trust of New England, NA                 $     8,055,000.00                      84.30%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
---------------------------------------------------------------------------------------------------------------
                J.P. Morgan Securities Inc.                     $     1,500,000.00                      15.70%
                34 Exchange Place, 4th Floor
                Jersey City, NJ  07302
---------------------------------------------------------------------------------------------------------------
Class IIB       JPMorgan Chase Bank                             $     5,000,000.00                      68.68%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
---------------------------------------------------------------------------------------------------------------
                Citibank, N.A.                                  $     2,280,000.00                      31.32%
                3800 Citibank Center B3-15
                Tampa, FL  33610
---------------------------------------------------------------------------------------------------------------
2001-C1
---------------------------------------------------------------------------------------------------------------
Class IA-3      State Street Bank and Trust Company             $     5,200,000.00                      27.49%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
---------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
                The Bank of New York                            $    4,970,000.00                      26.27%
                One Wall Street
                New York, NY  10286
--------------------------------------------------------------------------------------------------------------
                Bank of New York/Investment Account             $    2,960,000.00                      15.65%
                (Participant Contact Not Found)
--------------------------------------------------------------------------------------------------------------
                Wells Fargo Bank Minnesota, N.A.                $    2,410,000.00                      12.74%
                c/o ADP Proxy Services
                51 Mercedes Way
                Edgewood, NY 11717
--------------------------------------------------------------------------------------------------------------
                Mellon Trust of New England, NA                 $      950,000.00                       5.02%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
--------------------------------------------------------------------------------------------------------------
Class IA-4      The Bank of New York                            $      846,300.00                     100.00%
                One Wall Street
                New York, NY  10286
--------------------------------------------------------------------------------------------------------------
Class IM-1      Citibank, N.A.                                  $    3,185,000.00                     100.00%
                3800 Citibank Center B3-15
                Tampa, FL  33610
--------------------------------------------------------------------------------------------------------------
Class IM-2      Citibank, N.A.                                  $    2,275,000.00                     100.00%
                3800 Citibank Center B3-15
                Tampa, FL  33610
--------------------------------------------------------------------------------------------------------------
Class IIA-1     Merrill, Lynch, Pierce Fenner & Smith           $  132,500,000.00                      51.35%
                Safekeeping
                4 Corporate Place
                Piscataway, NJ  08854
--------------------------------------------------------------------------------------------------------------
                Deutsche Bank Trust Company Americas            $   95,000,000.00                      36.82%
                648 Grassmere Park Road
                Nashville, TN  37211
--------------------------------------------------------------------------------------------------------------
                Investors Bank & Trust Company                  $   16,730,000.00                       6.48%
                200 Clarendon St, 9th Floor
                Corporate Actions Unit/TOP57
                Boston, MA  02116
--------------------------------------------------------------------------------------------------------------
Class IIM-1     State Street Bank and Trust Company             $    3,575,000.00                      33.81%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
--------------------------------------------------------------------------------------------------------------
                Deutsche Bank Trust Company Americas            $    5,000,000.00                      47.28%
                648 Grassmere Park Road
                Nashville, TN  37211
--------------------------------------------------------------------------------------------------------------
                Citibank, N.A.                                  $    2,000,000.00                      18.91%
                3800 Citibank Center B3-15
                Tampa, FL  33610
--------------------------------------------------------------------------------------------------------------
Class IIM-2     JPMorgan Chase Bank                             $    9,165,000.00                     100.00%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
--------------------------------------------------------------------------------------------------------------
2001-C2
--------------------------------------------------------------------------------------------------------------
Class IA-3      State Street Bank and Trust Company             $   24,050,000.00                      55.29%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
--------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
                Fleet National Bank                             $     8,000,000.00                      18.39%
                159 East Main Street
                Rochester, NY  14638
---------------------------------------------------------------------------------------------------------------
                The Bank of New York                            $     4,000,000.00                       9.20%
                One Wall Street
                New York, NY  10286
---------------------------------------------------------------------------------------------------------------
                Mellon Trust of New England, NA                 $     2,200,000.00                       5.06%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
---------------------------------------------------------------------------------------------------------------
Class IA-4      Citibank, N.A.                                  $    31,595,000.00                      51.29%
                3800 Citibank Center B3-15
                Tampa, FL  33610
---------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                             $    20,000,000.00                      32.47%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
---------------------------------------------------------------------------------------------------------------
                Mellon Trust of New England, NA                 $    10,000,000.00                      16.24%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
---------------------------------------------------------------------------------------------------------------
Class IA-5      Bank of New York/Investment Account             $    30,205,000.00                      75.13%
                (Participant Contact Not Found)
---------------------------------------------------------------------------------------------------------------
                The Bank of New York                            $    10,000,000.00                      24.87%
                One Wall Street
                New York, NY  10286
---------------------------------------------------------------------------------------------------------------
Class IM-1      JPMorgan Chase Bank                             $    10,750,000.00                     100.00%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
---------------------------------------------------------------------------------------------------------------
Class IM-2      JPMorgan Chase Bank                             $     5,800,000.00                      67.44%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
---------------------------------------------------------------------------------------------------------------
                Citibank, N.A.                                  $     2,800,000.00                      32.56%
                3800 Citibank Center B3-15
                Tampa, FL  33610
---------------------------------------------------------------------------------------------------------------
Class IB        JPMorgan Chase Bank                             $     2,450,000.00                      37.98%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
---------------------------------------------------------------------------------------------------------------
                Citibank, N.A.                                  $     2,000,000.00                      31.01%
                3800 Citibank Center B3-15
                Tampa, FL  33610
---------------------------------------------------------------------------------------------------------------
                Wachovia Bank N.A.                              $     2,000,000.00                      31.01%
                40 Broad Street, 5th Floor
                New York, NY 10004
---------------------------------------------------------------------------------------------------------------
Class IIA-1     Merrill, Lynch, Pierce Fenner & Smith           $   175,075,000.00
                Safekeeping
                4 Corporate Place
                Piscataway, NJ  08854
---------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company            $    93,250,000.00                      20.18%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
--------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                            $    86,940,000.00                      18.82%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
--------------------------------------------------------------------------------------------------------------
                Deutsche Bank Trust Company Americas           $    25,000,000.00                       5.41%
                648 Grassmere Park Road
                Nashville, TN  37211
--------------------------------------------------------------------------------------------------------------
                Mellon Trust of New England, NA                $    25,000,000.00                       5.41%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
--------------------------------------------------------------------------------------------------------------
                Wachovia Bank N.A. - Phila. Main               $    25,000,000.00                       5.41%
                530 Walnut Street, 1st Floor
                Philadelphia, PA  19101
--------------------------------------------------------------------------------------------------------------
Class IIM-1     JPMorgan Chase Bank                            $    11,150,000.00                      73.60%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
--------------------------------------------------------------------------------------------------------------
                Deutsche Bank Trust Company Americas           $     4,000,000.00                      26.40%
                648 Grassmere Park Road
                Nashville, TN  37211
--------------------------------------------------------------------------------------------------------------
Class IIM-2     JPMorgan Chase Bank                            $     9,000,000.00                       6.48%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
--------------------------------------------------------------------------------------------------------------
Class IIB       Wells Fargo Bank Minnesota, N.A.               $     5,000,000.00                      44.00%
                c/o ADP Proxy Services
                51 Mercedes Way
                Edgewood, NY 11717
--------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                            $     2,362,500.00                      20.79%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
--------------------------------------------------------------------------------------------------------------
                Deutsche Bank Trust Company Americas           $     2,000,000.00                      17.60%
                648 Grassmere Park Road
                Nashville, TN  37211
--------------------------------------------------------------------------------------------------------------
                Wachovia Bank N.A.                             $     2,000,000.00                      17.60%
                40 Broad Street, 5th Floor
                New York, NY 10004
--------------------------------------------------------------------------------------------------------------
2001-C3
--------------------------------------------------------------------------------------------------------------
Class A-1       State Street Bank and Trust Company            $   109,540,000.00                      40.55%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
--------------------------------------------------------------------------------------------------------------
                Wells Fargo Bank Minnesota, N.A.               $    62,000,000.00                      22.95%
                c/o ADP Proxy Services
                51 Mercedes Way
                Edgewood, NY 11717
--------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                              $   51,600,000.00                      19.10%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
---------------------------------------------------------------------------------------------------------------
                The Bank of New York/CDC-FP                      $   20,112,500.00                       7.45%
                One Wall Street
                New York, NY  10286
---------------------------------------------------------------------------------------------------------------
Class M-1       JPMorgan Chase Bank                              $   10,000,000.00                      55.21%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
---------------------------------------------------------------------------------------------------------------
                Investors Bank & Trust Company                   $    5,000,000.00                      27.61%
                200 Clarendon St, 9th Floor
                Corporate Actions Unit/TOP57
                Boston, MA  02116
---------------------------------------------------------------------------------------------------------------
                The Bank of New York                             $    3,112,500.00                      17.18%
                One Wall Street
                New York, NY  10286
---------------------------------------------------------------------------------------------------------------
Class M-2       JPMorgan Chase Bank                              $    6,700,000.00                      50.05%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
---------------------------------------------------------------------------------------------------------------
                The Bank of New York                             $    6,687,500.00                      49.95%
                One Wall Street
                New York, NY  10286
---------------------------------------------------------------------------------------------------------------
Class B         JPMorgan Chase Bank                              $    7,025,000.00                      63.72%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
---------------------------------------------------------------------------------------------------------------
                Wells Fargo Bank Minnesota, N.A.                 $    4,000,000.00                      36.28%
                c/o ADP Proxy Services
                51 Mercedes Way
                Edgewood, NY 11717
---------------------------------------------------------------------------------------------------------------
2002-C1
---------------------------------------------------------------------------------------------------------------
IA4             JPMorgan Chase Bank                              $    5,820,000.00                      22.82%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
---------------------------------------------------------------------------------------------------------------
                Investors Bank & Trust Company                   $    4,820,000.00                      18.90%
                200 Clarendon St, 9th Floor
                Corporate Actions Unit/TOP57
                Boston, MA  02116
---------------------------------------------------------------------------------------------------------------
                Deutsche Bank Trust Company Americas             $    3,950,000.00                      15.49%
                648 Grassmere Park Road
                Nashville, TN  37211
---------------------------------------------------------------------------------------------------------------
                The Bank of New York/Banc One Capital            $    2,960,000.00                      11.61%
                Markets Inc.One Wall Street, New York, NY
                10286
---------------------------------------------------------------------------------------------------------------
                The Northern Trust Company                       $    2,070,000.00                       8.12%
                801 S. Canal C-IN
                Chicago, IL  60607
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company              $    1,800,000.00                       7.06%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
---------------------------------------------------------------------------------------------------------------
IA5             State Street Bank and Trust Company              $   13,596,000.00                      47.84%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
---------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                              $    7,050,000.00                      24.81%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
---------------------------------------------------------------------------------------------------------------
                Deutsche Bank Trust Company Americas             $    1,900,000.00                       6.69%
                648 Grassmere Park Road
                Nashville, TN  37211
---------------------------------------------------------------------------------------------------------------
                Union Bank of California, N.A.                   $    1,500,000.00                       5.28%
                530 B St., Suite 242
                San Diego, CA 92101
---------------------------------------------------------------------------------------------------------------
IA6             The Bank of New York                             $    8,000,000.00                      42.06%
                One Wall Street
                New York, NY  10286
---------------------------------------------------------------------------------------------------------------
                Citibank, N.A.                                   $    5,000,000.00                      26.29%
                3800 Citibank Center B3-15
                Tampa, FL  33610
---------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                              $    5,000,000.00                      26.29%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
---------------------------------------------------------------------------------------------------------------
                The Northern Trust Company                       $    1,019,000.00                       5.36%
                801 S. Canal C-IN
                Chicago, IL  60607
---------------------------------------------------------------------------------------------------------------
IM1             The Bank of New York                             $    2,837,500.00                      36.20%
                One Wall Street
                New York, NY  10286
---------------------------------------------------------------------------------------------------------------
                Citibank, N.A.                                   $    2,000,000.00                      25.52%
                3800 Citibank Center B3-15
                Tampa, FL  33610
---------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                              $    2,000,000.00                      25.52%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
---------------------------------------------------------------------------------------------------------------
                U.S. Bank N.A.                                   $    1,000,000.00                      12.76%
                Attn:  Securities Control
                1555 N. Rivercenter Drive, Suite 0300
                Milwaukee, WI 53212
---------------------------------------------------------------------------------------------------------------
IM2             The Bank of New York                             $    2,225,000.00                      42.58%
                One Wall Street
                New York, NY  10286
--------------------------------------------------------------------------------------------------------------
                Citibank, N.A.                                 $     1,500,000.00                       28.71%
                3800 Citibank Center B3-15
                Tampa, FL  33610
---------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                            $     1,500,000.00                      28.71%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
--------------------------------------------------------------------------------------------------------------
IB              JPMorgan Chase Bank                            $     2,780,000.00                      66.51%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
--------------------------------------------------------------------------------------------------------------
                Citibank, N.A.                                 $     1,400,000.00                      33.49%
                3800 Citibank Center B3-15
                Tampa, FL  33610
--------------------------------------------------------------------------------------------------------------
IIA1            JPMorgan Chase Bank                            $   126,520,000.00                      66.06%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
--------------------------------------------------------------------------------------------------------------
                Deutsche Bank Trust Company Americas           $    35,000,000.00                      18.27%
                648 Grassmere Park Road
                Nashville, TN  37211
--------------------------------------------------------------------------------------------------------------
                The Bank of New York                           $    20,000,000.00                      10.44%
                One Wall Street
                New York, NY  10286
--------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company            $    10,000,000.00                       5.22%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
--------------------------------------------------------------------------------------------------------------
IIM1            State Street Bank and Trust Company             $    6,760,000.00                      57.48%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
--------------------------------------------------------------------------------------------------------------
                Deutsche Bank Trust Company Americas            $    5,000,000.00                      42.52%
                648 Grassmere Park Road
                Nashville, TN  37211
--------------------------------------------------------------------------------------------------------------
IIM2            The Bank of New York                            $    5,425,000.00                      53.82%
                One Wall Street
                New York, NY  10286
--------------------------------------------------------------------------------------------------------------
                Mellon Trust of New England, NA                 $    3,950,000.00                      39.19%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
--------------------------------------------------------------------------------------------------------------
IIB             JPMorgan Chase Bank                             $    6,840,000.00                      87.24%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
--------------------------------------------------------------------------------------------------------------
                Wells Fargo Bank Minnesota, N.A.                $    1,000,000.00                      12.76%
                c/o ADP Proxy Services
                51 Mercedes Way
                Edgewood, NY 11717
--------------------------------------------------------------------------------------------------------------
2003-C1
--------------------------------------------------------------------------------------------------------------
1A1             JPMorgan Chase Bank                            $    40,000,000.00                      38.61%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
                Mellon Trust of New England, NA                $    28,600,000.00                      27.61%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
--------------------------------------------------------------------------------------------------------------
                The Bank of New York                           $    25,000,000.00                      24.13%
                One Wall Street
                New York, NY  10286
--------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company            $    10,000,000.00                       9.65%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
--------------------------------------------------------------------------------------------------------------
1A2             JPMorgan Chase Bank                            $    33,000,000.00                      58.61%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
--------------------------------------------------------------------------------------------------------------
                The Bank of New York                           $    20,300,000.00                      36.06%
                One Wall Street
                New York, NY  10286
--------------------------------------------------------------------------------------------------------------
1A3             Union Bank of California, N.A.                 $    14,300,000.00                      41.33%
                530 B St., Suite 242
                San Diego, CA 92101
--------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                            $    13,300,000.00                      38.44%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
--------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company             $    4,270,000.00                      12.34%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
--------------------------------------------------------------------------------------------------------------
1A4             Bank of New York/Investment Account             $   24,812,000.00                      78.00%
                (Participant Contact Not Found)
--------------------------------------------------------------------------------------------------------------
                Deseret Trust Company                           $    7,000,000.00                      22.00%
                Gateway Tower East
                10 East South Temple Suite 470
                Salt Lake City, UT  84133
--------------------------------------------------------------------------------------------------------------
1A5             The Bank of New York                            $   12,200,000.00                      48.41%
                One Wall Street
                New York, NY  10286
--------------------------------------------------------------------------------------------------------------
                Deutsche Bank Trust Company Americas            $    4,000,000.00                      15.87%
                648 Grassmere Park Road
                Nashville, TN  37211
--------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                             $    4,000,000.00                      15.87%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
--------------------------------------------------------------------------------------------------------------
                Mellon Trust of New England, NA                 $    4,000,000.00                      15.87%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
--------------------------------------------------------------------------------------------------------------
1M1             The Bank of New York                            $    4,000,000.00                      35.09%
                One Wall Street
                New York, NY  10286
--------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
                Mellon Trust of New England, NA                   $     3,400,000.00                      29.82%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
-----------------------------------------------------------------------------------------------------------------
                Deutsche Bank Trust Company Americas              $     2,000,000.00                      17.54%
                648 Grassmere Park Road
                Nashville, TN  37211
-----------------------------------------------------------------------------------------------------------------
                The Northern Trust Company                        $     2,000,000.00                      17.54%
                801 S. Canal C-IN
                Chicago, IL  60607
-----------------------------------------------------------------------------------------------------------------
1M2             JPMorgan Chase Bank                               $     4,000,000.00                      37.43%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
-----------------------------------------------------------------------------------------------------------------
                The Bank of New York                              $     3,688,000.00                      34.51%
                One Wall Street
                New York, NY  10286
-----------------------------------------------------------------------------------------------------------------
                Deutsche Bank Trust Company Americas              $     3,000,000.00                      28.07%
                648 Grassmere Park Road
                Nashville, TN  37211
-----------------------------------------------------------------------------------------------------------------
1B              JPMorgan Chase Bank                               $     5,000,000.00                      54.82%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
-----------------------------------------------------------------------------------------------------------------
                The Bank of New York                              $     4,120,000.00                      45.18%
                One Wall Street
                New York, NY  10286
-----------------------------------------------------------------------------------------------------------------
2A1             Mellon Trust of New England, NA                   $    53,100,000.00                      36.12%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
-----------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company               $    37,520,000.00                      25.52%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
-----------------------------------------------------------------------------------------------------------------
                Wachovia Bank N.A. - Phila. Main                  $    30,000,000.00                      20.41%
                530 Walnut Street, 1st Floor
                Philadelphia, PA  19101
-----------------------------------------------------------------------------------------------------------------
                The Northern Trust Company                        $    18,400,000.00                      12.52%
                801 S. Canal C-IN
                Chicago, IL  60607
-----------------------------------------------------------------------------------------------------------------
2A2             Mellon Trust of New England, NA                   $    45,100,000.00                      37.35%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
-----------------------------------------------------------------------------------------------------------------
                Fortis Investment Services, LLC                   $    25,000,000.00                      20.70%
                520 Madison Avenue
                New York, NY  10022
-----------------------------------------------------------------------------------------------------------------
                The Northern Trust Company                        $    20,650,000.00                      17.10%
                801 S. Canal C-IN
                Chicago, IL  60607
-----------------------------------------------------------------------------------------------------------------
                The Bank of New York                              $    19,000,000.00                      15.73%
                One Wall Street
                New York, NY  10286
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                                $    7,000,000.00                       5.80%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
-----------------------------------------------------------------------------------------------------------------
2M1             DBTC Americas/Suntrust Portfolio                   $   12,640,000.00                      71.66%
                14 Wall Street, 5th Floor
                New York, NY  10005
-----------------------------------------------------------------------------------------------------------------
                Deutsche Bank Trust Company Americas               $    3,000,000.00                      17.01%
                648 Grassmere Park Road
                Nashville, TN  37211
-----------------------------------------------------------------------------------------------------------------
                Investors Bank & Trust Company                     $    2,000,000.00                      11.34%
                200 Clarendon St, 9th Floor
                Corporate Actions Unit/TOP57
                Boston, MA  02116
-----------------------------------------------------------------------------------------------------------------
2M2             Bear Stearns Securities Corp.                      $    5,000,000.00                      35.27%
                One Metrotech Center North
                Brooklyn, NY  11201-3862
-----------------------------------------------------------------------------------------------------------------
                Bank of New York/Investment Account                $    5,000,000.00                      35.27%
                (Participant Contact Not Found)
-----------------------------------------------------------------------------------------------------------------
                The Bank of New York                               $    3,005,000.00                      21.20%
                One Wall Street
                New York, NY  10286
-----------------------------------------------------------------------------------------------------------------
                Mellon Trust of New England, NA                    $      750,000.00                       5.29%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
-----------------------------------------------------------------------------------------------------------------
2B              Bank of New York/Investment Account                $    7,250,000.00                      61.38%
                (Participant Contact Not Found)
-----------------------------------------------------------------------------------------------------------------
                Merrill Lynch, Pierce, Fenner & Smith, Inc.        $    4,562,000.00                      38.62%
                101 Hudson Street - 9th Floor
                Jersey City, NJ  07302
-----------------------------------------------------------------------------------------------------------------
2003-C2
-----------------------------------------------------------------------------------------------------------------
1A              Federal Home Loan Mortgage                         $   89,455,000.00                     100.00%
                Corporation/Retained - Participant Contact
                Info Not Found
-----------------------------------------------------------------------------------------------------------------
1AX             J.P. Morgan Securities Inc. - Fixed Income         $    4,999,051.00                     100.00%
                34 Exchange Place, 4th Floor
                Jersey City, NJ  07302
-----------------------------------------------------------------------------------------------------------------
1AP             J.P. Morgan Securities Inc. - Fixed Income         $    2,464,396.00                     100.00%
                34 Exchange Place, 4th Floor
                Jersey City, NJ  07302
-----------------------------------------------------------------------------------------------------------------
2A              Federal Home Loan Mortgage                         $      191,211.00                     100.00%
                Corporation/Retained - Participant Contact
                Info Not Found
-----------------------------------------------------------------------------------------------------------------
2AX             J.P. Morgan Securities Inc. - Fixed Income         $    5,975,909.00                     100.00%
                34 Exchange Place, 4th Floor
                Jersey City, NJ  07302
-----------------------------------------------------------------------------------------------------------------
2AP             J.P. Morgan Securities Inc. - Fixed Income         $    7,369,225.00                     100.00%
                34 Exchange Place, 4th Floor
                Jersey City, NJ  07302
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
B1              J.P. Morgan Securities Inc. - Fixed Income        $     6,000,000.00                     100.00%
                34 Exchange Place, 4th Floor
                Jersey City, NJ  07302
-----------------------------------------------------------------------------------------------------------------
B2              J.P. Morgan Securities Inc. - Fixed Income        $     4,500,000.00                     100.00%
                34 Exchange Place, 4th Floor
                Jersey City, NJ  07302
-----------------------------------------------------------------------------------------------------------------
B3              J.P. Morgan Securities Inc. - Fixed Income        $     3,900,000.00                     100.00%
                34 Exchange Place, 4th Floor
                Jersey City, NJ  07302
-----------------------------------------------------------------------------------------------------------------
2001-FF1
-----------------------------------------------------------------------------------------------------------------
Class IA-1      Mellon Trust of New England, NA                   $   100,021,225.00                     100.00%
                525 William Penn Place, Suite 3148
                Pittsburgh, PA  15259
-----------------------------------------------------------------------------------------------------------------
Class IA-2      JPMorgan Chase Bank                               $    91,100,000.00                      47.62%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
-----------------------------------------------------------------------------------------------------------------
                Deutsche Bank Trust Company Americas              $    30,000,000.00                      15.68%
                648 Grassmere Park Road
                Nashville, TN  37211
-----------------------------------------------------------------------------------------------------------------
                Merrill, Lynch, Pierce Fenner & Smith             $    30,000,000.00                      15.68%
                Safekeeping
                4 Corporate Place
                Piscataway, NJ  08854
-----------------------------------------------------------------------------------------------------------------
                State Street Bank and Trust Company               $    20,700,000.00                      10.82%
                1776 Heritage Dr.
                Global Corporate Action Unit JAB 5NW
                No. Quincy, MA 02171
-----------------------------------------------------------------------------------------------------------------
                Wells Fargo Bank Minnesota, N.A.                  $    11,300,000.00                       5.91%
                c/o ADP Proxy Services
                51 Mercedes Way
                Edgewood, NY 11717
-----------------------------------------------------------------------------------------------------------------
Class M-1       The Northern Trust Company                        $     6,000,000.00                      36.15%
                801 S. Canal C-IN
                Chicago, IL  60607
-----------------------------------------------------------------------------------------------------------------
                JPMorgan Chase Bank                               $     5,599,500.00                      33.73%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
-----------------------------------------------------------------------------------------------------------------
                Deutsche Bank Trust Company Americas              $     2,500,000.00                      15.06%
                648 Grassmere Park Road
                Nashville, TN  37211
-----------------------------------------------------------------------------------------------------------------
                Investors Bank & Trust Company                    $     2,500,000.00                      15.06%
                200 Clarendon St, 9th Floor
                Corporate Actions Unit/TOP57
                Boston, MA  02116
-----------------------------------------------------------------------------------------------------------------
Class M-2       JPMorgan Chase Bank                               $     5,000,000.00                      50.20%
                Proxy/Class Actions/Bankruptcy
                14201 Dallas Pkwy
                Dallas, TX  75254
-----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
                Deutsche Bank Trust Company Americas              $    2,479,850.00                      24.90%
                648 Grassmere Park Road
                Nashville, TN  37211
----------------------------------------------------------------------------------------------------------------
                Investors Bank & Trust Company                    $    2,479,850.00                      24.90%
                200 Clarendon St, 9th Floor
                Corporate Actions Unit/TOP57
                Boston, MA  02116
----------------------------------------------------------------------------------------------------------------
Class B         Deutsche Bank Trust Company Americas              $    4,000,000.00                      40.16%
                648 Grassmere Park Road
                Nashville, TN  37211
----------------------------------------------------------------------------------------------------------------
                Investors Bank & Trust Company                    $    3,000,000.00                      30.12%
                200 Clarendon St, 9th Floor
                Corporate Actions Unit/TOP57
                Boston, MA  02116
----------------------------------------------------------------------------------------------------------------
                Citibank, N.A.                                    $    2,959,700.00                      29.72%
                3800 Citibank Center B3-15
                Tampa, FL  33610
----------------------------------------------------------------------------------------------------------------


Item 13. Certain Relationships and Related Transactions.

         Omitted.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports of Form 8-K.

(a)      Exhibits

                  99.1 Servicer's Annual Statement of Compliance for each of the following Series:

                           (i)      Series 1999-1
                           (ii)     Series 1999-2
                           (iii)    Series 1999-3
                           (iv)     Series 1999-4
                           (v)      Series 2000-1
                           (vi)     Series 2000-2
                           (vii)    Series 2000-3
                           (viii)   Series 2001-1
                           (ix)     Series 2001-2
                           (x)      Series 2001-3
                           (xi)     Series 2001-4
                           (xii)    Series 2002-1
                           (xiii)   Series 2002-2
                           (xiv)    Series 2002-3
                           (xv)     Series 2002-4
                           (xvi)    Series 2003-1
                           (xvii)   Series 2003-2
                           (xviii)  Series 2003-3
                           (xix)    Series 2003-4
                           (xx)     Series 2003-5
                           (xxi)    Series 2003-6
                           (xxii)   Series 2001-AD1
                           (xxiii)  Series 2001-C1
                           (xxiv)   Series 2001-C2
                           (xxv)    Series 2001-C3
                           (xxvi)   Series 2002-C1
                           (xxvii)  Series 2003-C1
                           (xxviii) Series 2003-C2
                           (xxix)   Series 2001-FF1

                  99.2 Reports prepared by Servicer's certified independent accountants concerning their respective duties for the year ended December 31, 2003:

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

                           (x)      Series 2001-3
                           (xi)     Series 2001-4
                           (xii)    Series 2002-1
                           (xiii)   Series 2002-2
                           (xiv)    Series 2002-3
                           (xv)     Series 2002-4
                           (xvi)    Series 2003-1
                           (xvii)   Series 2003-2
                           (xviii)  Series 2003-3
                           (xix)    Series 2003-4
                           (xx)     Series 2003-5
                           (xxi)    Series 2003-6
                           (xxii)   Series 2001-AD1
                           (xxiii)  Series 2001-C1
                           (xxiv)   Series 2001-C2
                           (xxv)    Series 2001-C3
                           (xxvi)   Series 2002-C1
                           (xxvii)  Series 2003-C2
                           (xxviii) Series 2003-C3
                           (xxix)   Series 2001-FF1


         (b) Reports on Form 8-K during the last quarter of the prior calendar year.

(i)      Date                      Items Reported       Financial Statements
         -------                   --------------       ---------------------------------------
         10/03/2003                5, 7                 Monthly report to securityholders
         dated 9/25/2003
           10/30/2003              5, 7                 Monthly report to securityholders
         dated 10/27/2003
           12/02/2003              5, 7                 Monthly report to securityholders
         dated 11/25/2003
           01/07/2004              5, 7                 Monthly report to securityholders
         dated 12/26/2003


                  (ii) Reports on Form 8-K were filed during the last quarter of the prior calendar year for the following series:

                             (A) Series 2003-5
                                 September 10, 2003
                                 in response to Item 5 and Item 7
                                 (Structural Term Sheets, Collateral
                                 Term Sheets and Computational Materials)
                             (B) Series 2003-5
                                 September 25, 2003 in response to
                                 Items 5 and 7 (Pooling and Servicing
                                 Agreement)
                             (C) Series 2003-6
                                 November 14, 2003 in response to Items 2 and 7 (Structural Term Sheets, Collateral Term Sheets and Computational Materials)
                             (D) Series 2003-6
                                 November 18, 2003 in response to Items 5 and 7 (Computational Materials)

                             (E) Series 2003-C2
                                 December 1, 2002 in response to Items 5 and 7 (Collateral Term Sheets)
                             (F) Series 2003-6
                                 December 4, 2002 in response to Items 5 and 7 (Computational Materials)
                             (G) Series 2003-C2
                                 December 4, 2002 in response to Items 5 and 7 (Computational Materials)
                             (H) Series 2003-C2
                                 December 5, 2002 in response to Items 5 and 7 (Collateral Term Sheets)
                             (I) Series 2003-C2
                                 December 8, 2002 in response to Items 5 and 7 (Structural Term Sheets, Collateral Term Sheets and Computational Materials)
                             (J) Series 2003-6
                                 December 9, 2002 in response to
                                 Items 5 and 7 (Pooling and Servicing
                                 Agreement)

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             CHASE FUNDING, INC.,
             depositor

             By: /s/Luke S. Hayden
             ---------------------------------
              Name: Luke S. Hayden
              Title: Chief Executive Officer


Date:    March 30, 2004

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

                                INDEX TO EXHIBITS

Exhibits
--------


                  99.1 Servicer's Annual Statement of Compliance for each of the following Series:

                           (i)      Series 1999-1
                           (ii)     Series 1999-2
                           (iii)    Series 1999-3
                           (iv)     Series 1999-4
                           (v)      Series 2000-1
                           (vi)     Series 2000-2
                           (vii)    Series 2000-3
                           (viii)   Series 2001-1
                           (ix)     Series 2001-2
                           (x)      Series 2001-3
                           (xi)     Series 2001-4
                           (xii)    Series 2002-1
                           (xiii)   Series 2002-2
                           (xiv)    Series 2002-3
                           (xv)     Series 2002-4
                           (xvi)    Series 2003-1
                           (xvii)   Series 2003-2
                           (xviii)  Series 2003-3
                           (xix)    Series 2003-4
                           (xx)     Series 2003-5
                           (xxi)    Series 2003-6
                           (xxii)   Series 2001-AD1
                           (xxiii)  Series 2001-C1
                           (xxiv)   Series 2001-C2
                           (xxv)    Series 2001-C3
                           (xxvi)   Series 2002-C1
                           (xxvii)  Series 2003-C1
                           (xxviii) Series 2003-C2
                           (xxix)   Series 2001-FF1

                  99.2 Reports prepared by Servicer's certified independent accountants concerning their respective duties for the year ended December 31, 2003:

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

                           (xiv)    Series 2002-3
                           (xv)     Series 2002-4
                           (xvi)    Series 2003-1
                           (xvii)   Series 2003-2
                           (xviii)  Series 2003-3
                           (xix)    Series 2003-4
                           (xx)     Series 2003-5
                           (xxi)    Series 2003-6
                           (xxii)   Series 2001-AD1
                           (xxiii)  Series 2001-C1
                           (xxiv)   Series 2001-C2
                           (xxv)    Series 2001-C3
                           (xxvi)   Series 2002-C1
                           (xxvii)  Series 2003-C2
                           (xxviii) Series 2003-C3
                           (xxix)   Series 2001-FF1